Form 10-Q
period 2015-09-30
Bang Holdings Corp.
filed 2015-11-20
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number: 333-204011

BANG HOLDINGS CORP.
(Name of registrant as specified in its charter)

Colorado	46-5707130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 NE Miami Gardens Drive, Suite 202

North Miami Beach, FL 33179

(Address of principal executive offices) (Zip Code)

(305) 600-2417

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2015 there were 21,818,414 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANG HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$125,130	$396,668
Inventory	55,124	-
Prepaid expenses	14,260	189,340

TOTAL CURRENT ASSETS	194,514	586,008

FURNITURE AND EQUIPMENT, Net	40,441	9,372

TOTAL ASSETS	$234,955	$595,380

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$36,834	$2,017
Accrued Expenses	360,230	85,916
Convertible Note Payable - related party, Net of discounts of $0 and $243,724, respectively	500,000	256,276

TOTAL CURRENT LIABILITIES	897,064	344,209

COMMITMENTS AND CONTINGENCIES (See note 5)	-	-

STOCKHOLDERS’ EQUITY(DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 21,718,414 and 21,300,000 shares issued and outstanding, respectively	2,172	2,130
Additional paid in capital	1,222,634	1,009,863
Accumulated deficit	(1,886,915)	(760,822)
TOTAL STOCKHOLDERS'S EQUITY(DEFICIT)	(662,109)	251,171

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$234,955	$595,380

See accompanying notes to condensed unaudited consolidated financial statements.

BANG HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATION

(UNAUDITED)

				For the Period From
				May 13, 2014
	For the Three Months	For the Three Months	For the Nine Months	(Inception) to
	Ended September 30, 2015	Ended September 30, 2014	Ended September 30, 2015	Ended September 30, 2014

Revenue
Sales	$576	$-	$576	$-
Cost of goods sold	249	-	249	-
Gross Profit	327		327

OPERATING EXPENSES
Sales and Marketing	6,414	7,271	38,677	12,133
Professional Fees	14,363	90,000	140,849	90,000
General and Administrative	167,551	232,918	665,753	252,468
Total Operating Expenses	188,328	330,189	845,279	354,601

NET LOSS FROM OPERATIONS	(188,001)	(330,189)	(844,952)	(354,601)

OTHER EXPENSES
Interest Expense	(67,015)	-	(281,141)	-
Total other Expenses	(67,015)	-	(281,141)	-

Net loss before provision for income taxes	(255,016)	(330,189)	(1,126,093)	(354,601)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(255,016)	$(330,189)	$(1,126,093)	$(354,601)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	21,447,532	19,550,000	21,352,385	19,550,000

See accompanying notes to condensed unaudited consolidated financial statements.

BANG HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(UNAUDITED)

		For the Period From
		May 13, 2014
	For the Nine Months	(Inception) to
	Ended September 30, 2015	Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,126,093)	$(354,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	111,893	194,550
Options issued for services	46,463	-
Amortization of debt discount	243,724	-
Depreciation expense	906	-
Changes in operating assets and liabilities:
Increase in inventory	(55,124)	-
Decrease / (increase) in deposits	83,187	(2,600)
Increase in accounts payable and accrued expenses	309,131	-
Net Cash Used In Operating Activities	(385,913)	(162,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party	-	(36,000)
Cash paid for purchase of fixed assets	(31,975)	(11,243)
Net Cash Used In Investing Activities	(31,975)	(47,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	100,000	-
Proceeds from private placement of securities	66,350	350,250
Net Cash Provided By Financing Activities	166,350	350,250

NET INCREASE / (DECREASE) IN CASH	(251,538)	140,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376,668	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,130	$140,356

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited consolidated financial statements.

BANG HOLDINGS CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

Bang Holdings Corp., was incorporated in the State of Colorado on May 13, 2014. The Company was organized to develop and sell E-Cigarette products.

Bang Vapor, Inc. was incorporated in the State of Florida on October 27, 2014. The Company was organized to develop and sell E-Cigarette products.

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiary Bang Vapor, Inc. and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the nine months ended September 30, 2015, the Company has incurred net operating losses and used cash in operations. As of September 30, 2015, the Company has an accumulated deficit of $1,886,915 and used cash in operations of $385,913. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents.

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and beneficial conversion features on convertible debt.

(C) Fair value measurements and Fair value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

(D) Computer and Equipment and Website Costs

Computer Equipment and Website Costs are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three to five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized.

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs inured in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Computer equipment	$6,845	$2,794
Website development	34,674	6,750
Total	41,519	9,544
Accumulated depreciation	(1,078)	(172)
Balance	$40,441	$9,372

Depreciation expense for the nine months ended September 30, 2015 was $906 and $0 for the period May 13, 2014 to September 30, 2014.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

(F) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue when the products are shipped to the customers and collectability is reasonable assured.

(G) Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 1,514,286 shares issuable upon the exercise of options and warrants and 1,428,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for period ended September 30, 2015. As of September 30, 2014, the Company has no outstanding dilutive securities.

(I) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic  718, Compensation – Stock Compensation. Under FASB ASC Topic. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC Topic 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(J) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(L) Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard on January 1, 2015 did not have any effect on the financial statements.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU.

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 3 – PREPAID EXPENSES

As of September 30, 2015, the Company has made deposits on inventory of $14,260.

On August 22, 2014, the Company issued 500,000 shares of common stock with a fair value of $175,000 for a one year consulting agreement. For the nine month period ended September 30, 2015 and The period from May13, 2014 to December 31, 2014, the Company has expensed $111,893 and $63,107, respectively.

NOTE 4 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

	September 30, 2015	December 31, 2014
	(unaudited)
Loan Amount	$500,000	$500,000
Discount	—	(243,724)
Balance	$500,000	$256,276

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,800 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of September 30, 2015 and December 31, 2014 the Company amortized $500,000 and $138,076 and accrued interest of $55,479 and $18,082, respectively. As of September 30, 2015 the convertible note payable is currently in default.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On November 1, 2014, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $45,000. In addition the Employee is entitled to shares of common equaling $50,000 on July 1, 2015, $50,000 on July 1, 2016 and $75,000 on July 1, 2017, as of September 30, 2015, the Company accrued $83,281 for the value of common stock owed to the employee. In addition the Company issued 50,000 exercisable at $.50 per share vesting on July 1, 2015 and exercisable for 3 years. The stock options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years with a fair value of $17,454. For the nine months ended September 30, 2015, the Company recorded an expense of $13,073 for the vested portion of stock options (see Note 9).

On November 1, 2014, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $65,000. In addition the Employee is entitled to shares of common equaling $30,000 on July 1, 2015, $50,000 on July 1, 2016 and $75,000 on July 1, 2017. As of September 30, 2015, the Company accrued $83,281 for the value of common stock owed to the employee. In addition the Company issued 50,000 exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years with a fair value of $17,454 For the nine months ended September 30, 2015, the Company recorded an expense of $13,073 for the vested portion of stock options (see Note 9).

On November 1, 2014, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $50,000. In addition the Employee is entitled to shares of common equaling $25,000 on July 1, 2015, $50,000 on July 1, 2016 and $75,000 on July 1, 2017. As of September 30, 2015, the Company accrued $78,281 for the value of common stock owed to the employee. In addition the Company issued 50,000 exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years with a fair value of $17,454. For the nine months ended September 30, 2015, the Company recorded an expense of $13,073 for the vested portion of stock options (see Note 9).

On September 1, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $25,000. In addition the Employee is entitled to shares of common equaling $25,000 on February 2, 2016, $25,000 on February 2, 2017 and $25,000 on February 2, 2018. As of September 30, 2015, the Company accrued $7,222 for the value of common stock owed to the employee. In addition the Company issued 50,000 stock options exercisable at $.50 per share vesting on February 2, 2016, and are exercisable for 3 years, 50,000 exercisable at $.50 per share vesting on February 2, 2017, and are exercisable for 3 years and 50,000 stock options exercisable at $.50 per share vesting on February 2, 2018, and are exercisable for 3 years . The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 537%, risk free interest rate of .95%, and expected life of 3 years with a fair value of $75,000. For the nine months ended September 30, 2015, the Company recorded an expense of $7,244 for the vested portion of stock options (see Note 9).

On August 22, 2014, the Company issued 500,000 shares of common stock with a fair value of $175,000 for $500 of cash to a related party. The Company recorded the difference between the fair value and the cash received as a prepaid expense and will amortize the fair value over the life of the agreement. In addition, the Company agreed to pay cash of $150,000 over the life of the agreement, or 12 months. During the nine months ended September 30, 2015 the Company paid a total of $39,000.

On March 4, 2015, the Company entered into an agreement to purchase two trade names for 500,000 shares of common stock. The shares are due upon the assignment of the trade names by the United States Patent and Trademark Office (Ser. No 86210260 and Ser. No. 86210253). As of September 30, 2015, the names have not been transferred and no shares were issued.

On September 9, 2015, the Company agreed to issue 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance to a consultant for media relations. The Company agreed to issue an additional 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance on the 18 month anniversary of the agreement. As of September 30, 2015 the Company expensed $278 and has not issued the shares of common stock.

NOTE 6 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001, and up to 50,000,000 shares of preferred stock par value $.0001.

During the nine months ended September 30, 2015, the Company sold 132,700 shares of common stock for proceeds of $ 66,350.

On September 25, 2015 a related party exercised 285,714 warrants for cash proceeds of $100,000.

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees for the nine month period ended September 30, 2015 and the related changes during the is period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2014	150,000	$.50
Granted	150,000	.50
Exercised	—	—
Expired	—	—
Balance at September 30, 2015	300,000	$.50

On November 1, 2014, the Company issued three employees each 50,000 stock options exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years for a value of $52,362

 On September 1, 2015, the Company issued one employee 150,000 stock options exercisable at $.50 per share vesting 50,000 shares on July 1, 2016, 2017 and 2018 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 537%, risk free interest rate of .95%, and expected life of 3 years for a value of $75,000.

The following tables summarize all warrant grants to for the nine month period ended September 30, 2015 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2014	1,500,000	$.35
Granted	—	—
Exercised	(285,714)	.35
Expired	—	—
Balance at September 30, 2015	1,214,286	$.35

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the amount of $500,000 convertible at a price of $0.35 per share and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. On September 25, 2015 the related party exercised 285,714 warrants for cash proceeds of $100,000.

NOTE 8 – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,800 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of September 30, 2015 and December 31, 2014 the Company amortized $500,000 and $138,076 and recorded accrued interest of $55,479 and $18,082, respectively. See footnote 4 .

On August 22, 2014, the Company issued 500,000 shares of common stock with a fair value of $175,000 for $500 of cash to a related party. The Company recorded the difference between the fair value and the cash received as a prepaid expense and will amortize the fair value over the life of the agreement. In addition, the Company agreed to pay cash of $150,000 over the life of the agreement, or 12 months.

For the three and nine months ended September 30, 2015, the Company paid rent of $6,000 and $17,500 to the Company’s president.

NOTE 9 – SUBSEQUENT EVENTS

On November 12, 2015 the Company entered into a agreement with a consultant to provide corporate governance services. The Company agreed to issue 100,000 shares of common stock pursuant to a four month agreement to expiring on through February 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bang Holdings Corp. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Bang Holdings Corp. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form S-1/A filed on August 28, 2015 for the year ended December 31, 2014. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULT OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Business Overview

Bang Vapor is a marketer of vaporizer pens and E-liquid for the vaporizer industry. “Electronic cigarettes” or “e-cigs” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide. Electronic cigarettes are comprised of three functional components: (i) a mouthpiece, (ii) the heating element that vaporizes the liquid nicotine so it can be inhaled and (iii) the electronics. Although the Company will generate revenues from vaporizer hardware sales (sold for between $40 and $200) through our website www.bangvapor.com and in vape shops nationwide, we will primarily be enrolling customers in our e-liquid subscription service - i.e. The Bang Vapor Club. The subscription service works as follows: For $17.95 the club member receives a starter kit consisting of a free vaporizer pen and three 12ML bottles of e-liquid - of which, the member can pick any three from our line of 20 gourmet, Made in the USA flavors. Thereafter, the customer is automatically charged $17.95 per month for three 12ML flavors of e-liquid. In order to maximize retention rates, we give bonus ‘mystery’ gifts to club members every month - these are items such as T-Shirts, USB Drives, sample bottles of e-liquid, and replacement vaporizer hardware. We will also sign up Bang Vapor Club members via social media influencers who are being contracted to our Company as brand ambassadors - each of whom have their own circle of influence of between 150,000 and 2,000,000 fans.

Concurrently, we are developing the 4TTNetwork - a digital advertising platform that enables us to target advertising for Company products across social media platforms. Our social media network is comprised primarily of specifically targeted audiences. These are 4TTNetwork, 4TT/V and VaporBang, which cross the social media platforms of Facebook, Twitter, Instagram and YouTube. Our most successful post on Facebook was posted on February 18, 2015, which had 5.4 million views, leading to 309,000 “likes,” 95,000 “shares,” and 92,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products.

To date, we have generated nominal revenue of $576 through the sale of one test party-pack of vaporizers and e-liquids to an individual for an event. We do not currently engage in any business activities that provide cash flow. However, we soft-launched the Bang Vapor Club online in November 2015. Our cash on hand is limited to the investments we raised during our initial round of financing as well as an initial contribution Platinum Partners Liquid Opportunity Master Fund LP, discussed below.

In September 2015, we completed a Regulation D Rule 504 and Regulation S offering in which we sold 112,700 shares of common stock to 45 investors, at a price of $0.50 per share for an aggregate offering price of $56,350.

Plan of Operations

In the twelve month period, we intend to develop our business in four areas:

•	Establish retail distribution with vaporizer shops and tobacco/headshops. There are between 5,000-7,000 “vape shops” that are dedicated exclusively to selling e-liquid and vaporizer pens. In addition, there are approximately 10,000 tobacco shops (or head shops) that have historically only sold cigarettes, tobacco and smoking pipes, but is now offering various vaping products. Our sales team is currently establishing relationships with regional and national distributors, and are attending trade shows. In addition, the Company is currently advertising the products in trade publications and plans to expand these efforts will be attained in relation to the profits generated by the Company. We plan on targeting approximately 1,000 shops during our first year. Our estimated budget for this is approximately $40,000.

•	Build partnerships with influential social media personalities and celebrities in several key genres to serve as brand ambassadors. Each brand ambassador will have their own affiliate website to sell Bang products and make commissions off of each sale. By giving a unique platform to YouTuber’s and Vine stars to monetize their social media followings, Bang Vapor will be able to build brand awareness and employ an army of influencers to sell product in order to become a leading brand in the e-cig/vaporizer space. Compensation to social media personalities and celebrities will be bonus incentivized along with a commission structure. Therefore, we anticipate no up-front expenditures.

•	Build network of traditional affiliate marketers. We have developed a strategy to educate consumers about our brand through affiliate marketers. Affiliate marketing is an established and proven sales channel and is currently being used by several manufacturers of e-liquids and vaporizers. Affiliate marketing is commission based, so the Company anticipates no up-front expenditures.

•	Open the Bang Vapor Club online. Distribution of our products purchased on line is anticipated to be performed by the United States Postal Service. We plan on maintaining a limited inventory of several flavor and two personal vapor lines. We plan to expand the inventory line based upon the data we receive during the initial launch of the website. The anticipated cost for completion of the website, maintenance and the development of new features over the course of the next twelve (12) months is approximately $20,000.

If we are unable to build our customer base or gain any clients, we will be forced to cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds, we will have to cease operations and investors would lose their entire investment. At the present time, we have not made any arrangements to raise additional cash. However, we intend to raise additional capital through private placements once we gain a quotation on the OTC Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Financing

On August 22, 2014, the Company entered into a Securities Purchase Agreement with Platinum Partners Liquid Opportunity Master Fund LP (“Platinum”) whereby the Company issued 1,000,000 shares of Common Stock to the Company at $0.35 per share for a purchase price of $350,000. In consideration for Platinum agreeing to purchase the 1,000,000 shares, the Company agreed to issue to Platinum share purchase warrants entitling Platinum the right to acquire 1,500,000 shares of the Company’s Common stock, at $0.35 per share. In October 2014, Platinum purchased the 10% Convertible Debenture for the aggregate amount of $500,000. On September 25, 2015, Platinum exercised 285,714 warrants for cash proceeds of $100,000.

Results of Operations

For the three months ended September 30, 2015 and for three months ended September 30, 2014

We have generated $576 in revenue for the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014. We incurred operating expenses of $188,328 for the three months ended June compared to $330,189 for the three months ended September 30, 2014. We had a net loss of $255,016 for the three months ended September 30, 2015, a majority of which is general and administrative fees of $167,551 and interest expense of $67,015 compared to $232,918 and $0 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015 and for the period from May 13, 2014 to September 30, 2014

We have generated $576 in revenue for the nine months ended September 30, 2015 compare to $0 the period from May 13, 2014 to September 30, 2015 . We incurred operating expenses of $845,279 for the nine months ended September 30, 2015 compared to $354,601 for the period from May 13, 2014 to September 30, 2015. We had a net loss of $1,126,093 for the nine months ended September 30, 2015, a majority of which is general and administrative fees of $655,753 and interest expense of $281,141 compared to a net loss of $354,601 the period from May 13, 2014 to September 30, 2014 a majority of which is general and administrative fees of $252,468 and interest expense of $0.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for legal, accounting and audit fees. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

•	Development of a Company website

•	Exploration of potential marketing and advertising opportunities, and

•	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2015, we had a cash balance of $125,130. Since inception, we raised $500,000 and $350,000 from the sale of warrants and a convertible debenture to Platinum Partners Liquid Opportunity Master Fund LP, $66,600 from the sale of common stock through a private placement and $100,000 from the exercise of warrants to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, through December 2015. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Going Concern

For the nine months ended September 30, 2015, the Company has incurred net operating losses and used cash in operations. As of September 30, 2015, the Company has an accumulated deficit of $1,886,915 and used cash in operations of $385,913 for the nine months ended September 30, 2015. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We currently have a burn rate of approximately $51,000 a month.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

Critical Accounting Policies and Estimates

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and any beneficial conversion features on convertible debt.

Fair value measurements and Fair value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue when the products are shipped to the customers and collectability is reasonable assured.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard on January 1, 2015 did not have any effect on the financial statements.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU.

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 (e) of Regulation S-K (229.305 (e)) the Company is not required to provide the information required by this item as it is “smaller reporting company” as defined by Rule 229.10(f)(1).

ITEM 4	CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM I A - RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2015 we completed a Regulation D Rule 504 and Regulation S offering in which we sold 2,000 shares of common stock at a price per share of $0.50 per share for an aggregate offering price of $1,000.

On September 1, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $25,000. In addition the Employee is entitled to shares of common equaling $25,000 on February 2, 2016, $25,000 on February 2, 2017 and $25,000 on February 2, 2018.

On September 9, 2015, the Company agreed to issue 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance to a consultant for media relations. The Company agreed to issue an additional 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance on the 18 month anniversary of the agreement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. As of September 30, 2015 the convertible note payable is currently in default.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANG HOLDINGS CORP.

Date: November 20, 2015	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

