Form 10-K
period 2015-12-31
Bang Holdings Corp.
filed 2016-04-14
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 333-204011

BANG HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Colorado	46-5707130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 NE Miami Gardens Drive, Suite 202

North Miami Beach, FL 33179

(Address of principal executive offices) (Zip code)

(305) 600-2417 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2015 was $0. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 8, 2016, 22,650,659 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

This Annual Report also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to comply with current and future regulations relating to our businesses;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report.

PART I

 Item 1. Business

Overview

Bang Holdings Corp wholly owns two subsidiaries, Bang Digital Media, a cannabis focused digital media company, and Bang Vapor, an e-juice company that can crossover to the cannabis market.

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network.

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, and 4TT/V which cross the social media platforms of Facebook, Twitter, Massroots, Instagram and YouTube.

4TwentyToday is a digital, multi-platform channel that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of 350,000 users of our network, with a steady growth rate of around two percent per week. By continuing to create targeted, quality content for this community on a daily basis 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Using the same skillset, we are developing VaporBang – a digital, multi-platform community for vaping enthusiasts. At more than 80,000 strong, ours is the largest vaping community on Facebook. This has enabled us to carry out beta testing of our product and to develop strong recognition for the Bang brand while soft-launching our e-liquid.

Our most successful post on Facebook in 2015 had 5.4 million views, leading to 309,000 “reactions,” 95,000 “shares,” and 92,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products.

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expand the Bang network by more than 10 million users.

Ultimately, the KPI of Bang Digital Media is in the direct and expanded growth of our networks. By continuing to grow 4TwentyToday and the ‘Green Monkey Network’ to 100 million users we will have the digital reach to propel marijuana-friendly brands into the spotlight.

Bang Vapor is a marketer of vaporizer pens and E-liquid for the vaporizer industry, through the use of a razor and razor blade model. “Electronic cigarettes” or “e-cigs” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide. Electronic cigarettes are comprised of three functional components: (i) a mouthpiece, (ii) the heating element that vaporizes the liquid nicotine so it can be inhaled and (iii) the electronics. Although the Company will generate revenues from vaporizer hardware sales (sold for between $40 and $200) through our website www.bangvapor.com and in vape shops nationwide, we will primarily be enrolling customers in our e-liquid subscription service – i.e. The Bang Vapor Club. The subscription service works as follows: For $19.95 the club member receives a starter kit consisting of a free vaporizer pen and three 12ML bottles of e-liquid – of which, the member can pick any three from our line of 20 gourmet, “Made in the USA” flavors. Thereafter, the customer is automatically charged $19.95 per month for three 12ML flavors of e-liquid. In order to maximize retention rates, we give bonus ‘mystery’ gifts to club members every month – these are low cost, but high perceived value, items such as T-Shirts, USB Drives, sample bottles of e-liquid and replacement vaporizer hardware. We will also sign up Bang Vapor Club members via social media influencers who are being contracted to our Company as brand ambassadors – each of whom have their own circle of influence of between 150,000 and 2,000,0000 fans.

Bang Vapor completed its soft launch in the first quarter of 2016.

Our Products

The three types of products in the industry are discussed below. We will target the higher-end vaporizer pen segment as the disposable e-cig market is characterized by lower gross profit margins and the focus of large tobacco.

●	Disposable E-Cigs: Feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine free solution is depleted.

●	Rechargeable E-Cigs: Feature a rechargeable battery and replaceable cartridge (also known as an “atomizer or cartomizer”). The atomizers or cartomizers are changed when the solution is depleted from use.

●	Vaporizer Pens or E-Vaporizers: Feature a tank or chamber, a heating element and a battery. The vaporizer user fills the tank with e-liquid or the chamber with dry herb or leaf. The vaporizer battery can be recharged and the tank and chamber can be refilled.

We are currently dealing exclusively with a Fort Lauderdale-based Company named Import Nation, LLC. They have fulfilled our first order of 5,500 vaporizer pens and accessories as well as our first order of 16,900 bottles of vapor liquid. We do not have a written agreement with Import Nation, LLC. In the future, we intend to rely on additional third party vendors for our hardware product line and packaging, as well as a third party lab for our flavor production and bottling, so as to mitigate risks in regard to our supply chain and pricing.

Trademarks

On March 4, 2015, the Company entered into an agreement with Lifeguard Licensing Corp. (LLCorp) for the acquisition of the marks “BANGVAPORIZERS” and “BANGVAPS” (the “Trademark Agreement”). In exchange for 500,000 shares of common stock of the Company, LLCorp agreed to execute a trademark assignment transferring ownership of the marks BANGVAPORIZERS (Ser. No. 86210260) and BANGVAPS (Ser. No. 86210253). The Trademark Agreement has closed and the trademarks were transferred in May 2015.

On April 15, 2015, the Company applied for trademarks for “BANG,” (Ser. No. 86598258 “BANG VAPOR,” (Ser. No. 86598261) and “BANG VAPOR CLUB.” (Ser. No. 86598264). Those trademarks were granted and became officially registered on March 29, 2016..

Marketing and Sales

The Company’s marketing strategy is a multi-pronged approach that includes viral marketing strategies, celebrity & social influencer endorsements, affiliate marketing, conventional online advertising and attending tradeshows. To date, we have spent approximately $100,000 on the creation and growth of Bang Digital Media, the primary social media footprint of Bang Holdings Corp.  We employ only one full-time employee who handles all of the Company's social media accounts, which currently has approximately 500,000 subscribers across various social media platforms, including, but not limited to, Facebook, YouTube, Instagram, MassRoots, and Vine.

Viral Marketing: The marketing team aims to produce “hits” through the release of content developed by the company on 4TwentyToday’s “YouTube” and “Facebook” pages, other social media, and our website. A portion of our marketing budget will be allocated to developing viral videos produced by our CEO, Steve Berke. Mr. Berke has had significant successes popularizing YouTube videos in the past, including, “Pot Shop,” which generated around 14.5 million views. In addition to Mr. Berke’s YouTube successes, his two campaigns for mayor of Miami Beach received national coverage, including the cover of the New York Times, the cover of the Huffington Post and a 6-page spread in Maxim magazine. Mr. Berke was named one of the top eight comedians to ever run for office by ABC News. We intend to capitalize on his popularity, and reputation as a leading advocate for medical marijuana, through 4TwentyToday, a channel on YouTube and Facebook to promote the Company. Our research has shown there are three distinct user groups in the vapor space; the hardcore vapor, ex-smokers/smokers wanting to replace their nicotine addiction, and marijuana users.  Marijuana enthusiasts are familiar with vaping technology and are a niche market that is easy for us to reach and promote our flavors and products to with limited competition from other competitors in the vaporizer and e-liquid space.

Celebrity and Social Influencer Endorsements: We will build partnerships with influential social media personalities and celebrities in several key genres to serve as brand ambassadors. Each brand ambassador will have their own affiliate website to sell Bang products and make commissions off of each sale. By giving a unique platform to social media influencers to monetize their followings, Bang Vapor will be able to build brand awareness and employ an army of influencers to sell product in order to become a leading brand in the e-cig/vaporizer space.

Size of Market

According to the Tobacco Vapor Electronic Cigarette Association, there are approximately 3.5 million e-cigarette users. And while, according to Wells Fargo Securities, the total tobacco volume is decreasing by around 2% per year, the smokeless tobacco volume increased by around 5%. Additionally, Wells Fargo analysts expect the e-cigarette annual growth to be over 20%. (Source:www.ecigarette-politics.com/files/WF-DallasMarch2014.ppt)

Although the e-cigarette industry was initially dominated by disposable e-cigs, second and third generation devices (vaporizer pens, tanks, mods) have been growing at a faster rate than traditional e-cigs. “Vapers” have begun shifting away from the big brands of packaged e-cigarettes in favor of these more specialized devices.

According to research carried out by the Pew Research Center, 49 percent of Americans admit to having used marijuana, and some 18.9 million have done so within the last calendar month. (Source: http://www.pewresearch.org/fact-tank/2015/04/14/6-facts-about-marijuana/)

According to industry research the annual legal marijuana market is expected to grow to $22 billion within four years. (Source: The State of Legal Marijuna Markets, 3rd Edition by Arcview Market Research)

There is significant market crossover for Bang as many marijuana users are vaporizing their pot.

Competition

The industry in which we conduct our business is intensely competitive. We compete with other sellers of electronic cigarettes, personal vaporizers, and e-liquid flavors. Brands, such as Reynolds, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, Logic, V2, and Apollo all compete in the electronic cigarette market.

In the refillable personal hardware sector, new competitors emerge constantly with brands like Kangertech, Innokin, Joyetech, Sensei, Aspire, Tesla, Atmos and others constantly making their mark with new products as technology evolves. In the e-liquid flavor space the competition is even larger with new flavor brands emerging daily due to very low barriers to entry. Companies mentioned earlier like Vaporfi, Atmos and Njoy also carry their own flavor lines for the refillable market. Other brands like Mount Baker Vapor focus on wide variety of choice and value while other brands like Five Pawns, Cosmic Fog, and Suicide Bunny carve out their identity with branding, and more nuance flavor combinations. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

We plan to compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

In the marijuana related digital media space, there is only one reasonable comparable that is publicly traded, Massroots. However, as opposed to their model, which resides on a platform that serves a more narrow demographic, Bang Digital Media creates multi-platform channels that directly serve the marijuana user, but can also be served to a far greater number of marijuana-friendly users. This allows for a far greater and more sustainable growth rate.

Employees and Independent Contractors

As of April 14, 2016, we have four (4) full time employees and one independent contractor. We have no part time employees.

Over time, we may be required to hire employees or engage independent contractors in order to execute various projects necessary to grow and develop the business. These decisions will be made by our Officers and Directors, if and when appropriate.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive office and mailing address is 1400 NE Miami Gardens Drive, Ste. 202, North Miami Beach FL 33179. Our telephone number is 305-600-2417. The Company is leasing property owned by the Company’s President, Steve Berke for $2,000 a month, and is leasing warehouse space owned by William Berke, M.D., an officer of the company, for $2,500 per month.

Item 3. Legal Proceedings

The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "BXNG." However, at this time there is no liquid market for our common stock.

Holders

According to the records of our transfer agent, as of April 8, 2016, there were approximately 54 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On March 4, 2015, the Company entered into an agreement to purchase two trade names for 500,000 shares of common stock. The shares are due upon the assignment of the trade names by the United States Patent and Trademark Office (Ser. No 86210260 and Ser. No. 86210253). During the year ended December 31, 2015 the Company recorded the issuance of the shares of common stock with a fair value of $250,000 ($.50) per share. The Company immediately impaired the value of the trademarks as it does not intend to use them in the future.

On September 25, 2015 a related party exercised 285,714 warrants for cash proceeds of $100,000.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Bang Holdings Corp. was incorporated in the state of Colorado on May 13, 2014. It is a brand management and digital advertising company that provides content and an influencer-based marketing network to the cannabis industry. We are a development-stage company and since our inception we have generated only minimal revenues from business operations.

Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

Our operational expenditures are primarily related to development of Bang’s multi-channel advertising network, marketing costs associated with attracting and retaining users, and the costs related to being a fully reporting company with the Securities and Exchange Commission.

2015 was a transformative year for Bang Holdings. We quintupled the direct reach of our 4TwentyToday network of channels over the course of the year to around 500,000 users and expanded the reach of our social influencer network to more than 11 million. At five persons, our core team has remained small and highly efficient, and has built a firm foundation for growth in the quarters and years to come.

Business Overview

Bang Holdings Corp wholly owns two subsidiaries, Bang Digital Media, a cannabis focused digital media company, and Bang Vapor, an e-juice company that can crossover to the cannabis market.

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network.

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, and 4TT/V which cross the social media platforms of Facebook, Twitter, Massroots, Instagram and YouTube.

4TwentyToday is a digital, multi-platform channel that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of 350,000 users of our network, with a steady growth rate of around two percent per week. By continuing to create targeted, quality content for this community on a daily basis 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Using the same skillset, we are developing VaporBang – a digital, multi-platform community for vaping enthusiasts. At more than 80,000 strong, ours is the largest vaping community on Facebook. This has enabled us to carry out beta testing of our product and to develop strong recognition for the Bang brand while soft-launching our e-liquid.

Our most successful post on Facebook in 2015 had 5.4 million views, leading to 309,000 “reactions,” 95,000 “shares,” and 92,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products.

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expand the Bang network by more than 10 million users.

Ultimately, the KPI of Bang Digital Media is in the direct and expanded growth of our networks. By continuing to grow 4TwentyToday and the ‘Green Monkey Network’ to 100 million users we will have the digital reach to propel marijuana-friendly brands into the spotlight.

Bang Vapor is a marketer of vaporizer pens and E-liquid for the vaporizer industry, through the use of a razor and razor blade model. “Electronic cigarettes” or “e-cigs” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide. Electronic cigarettes are comprised of three functional components: (i) a mouthpiece, (ii) the heating element that vaporizes the liquid nicotine so it can be inhaled and (iii) the electronics. Although the Company will generate revenues from vaporizer hardware sales (sold for between $40 and $200) through our website www.bangvapor.com and in vape shops nationwide, we will primarily be enrolling customers in our e-liquid subscription service – i.e. The Bang Vapor Club. The subscription service works as follows: For $19.95 the club member receives a starter kit consisting of a free vaporizer pen and three 12ML bottles of e-liquid – of which, the member can pick any three from our line of 20 gourmet, “Made in the USA” flavors. Thereafter, the customer is automatically charged $19.95 per month for three 12ML flavors of e-liquid. In order to maximize retention rates, we give bonus ‘mystery’ gifts to club members every month – these are low cost, but high perceived value, items such as T-Shirts, USB Drives, sample bottles of e-liquid and replacement vaporizer hardware. We will also sign up Bang Vapor Club members via social media influencers who are being contracted to our Company as brand ambassadors – each of whom have their own circle of influence of between 150,000 and 2,000,0000 fans.

Bang Vapor completed its soft launch in the first quarter of 2016.

Plan of Operations

In the twelve month period, we intend to develop our business in four areas:

•	Establish retail distribution with vaporizer shops and tobacco/headshops. There are between 5,000-7,000 “vape shops” that are dedicated exclusively to selling e-liquid and vaporizer pens. In addition, there are approximately 10,000 tobacco shops (or head shops) that have historically only sold cigarettes, tobacco and smoking pipes, but is now offering various vaping products. Our sales team is currently establishing relationships with regional and national distributors, and are attending trade shows. In addition, the Company is currently advertising the products in trade publications and plans to expand these efforts will be attained in relation to the profits generated by the Company. We plan on targeting approximately 1,000 shops during our first year. Our estimated budget for this is approximately $40,000.

•	Build partnerships with influential social media personalities and celebrities in several key genres to serve as brand ambassadors. Each brand ambassador will have their own affiliate website to sell Bang products and make commissions off of each sale. By giving a unique platform to YouTuber’s and Vine stars to monetize their social media followings, Bang Vapor will be able to build brand awareness and employ an army of influencers to sell product in order to become a leading brand in the e-cig/vaporizer space. Compensation to social media personalities and celebrities will be bonus incentivized along with a commission structure. Therefore, we anticipate no up-front expenditures.

•	Open the Bang Vapor Club online. Distribution of our products purchased on-line is anticipated to be performed by the United States Postal Service. We plan on maintaining a limited inventory of several flavor and two personal vapor lines. We plan to expand the inventory line based upon the data we receive during the initial launch of the website. The anticipated cost for completion of the website, maintenance and the development of new features over the course of the next twelve (12) months is approximately $35,000.

If we are unable to build our customer base or gain any clients, we will be forced to cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds, we will have to cease operations and investors would lose their entire investment.

We intend to raise additional capital through private placements now that we have a quotation on the OTC Bulletin Board. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Financing

On August 22, 2014, the Company entered into a Securities Purchase Agreement with Platinum Partners Liquid Opportunity Master Fund LP (“Platinum”) whereby the Company issued 1,000,000 shares of Common Stock to the Company at $0.35 per share for a purchase price of $350,000. In consideration for Platinum agreeing to purchase the 1,000,000 shares, the Company agreed to issue to Platinum share purchase warrants entitling Platinum the right to acquire 1,500,000 shares of the Company’s Common stock, at $0.35 per share. In October 2014, Platinum purchased the 10% Convertible Debenture for the aggregate amount of $500,000. On September 25, 2015, Platinum exercised 285,714 warrants for cash proceeds of $100,000. On January 26, 2016 the related party exercised 28,581 warrants for cash proceeds of $10,000. On March 16, 2016 the related party exercised 285,714 warrants for cash proceeds of $100,000. Subsequent to December 31, 2015 the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at $1.50 per share at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants with an exercise price of $2.00 that expire January 29, 2021.

Results of Operations

For the year ended December 31, 2015 and for period from May 13, 2014 (inception) to December 31, 2014

We have generated $576 in revenue for the year ended December 31, 2015 compared to $13 for the period from May 13, 2014 (inception) to December 31, 2014. We incurred operating expenses of $1,403,818 for the year ended December 31, 2015 compared to $604,309 for the period from May 13, 2014 (inception) to December 31, 2014. We had a net loss of $1,697,215 for the year ended December 31, 2015, a majority of which is general and administrative fees of $820,620 and sales and marketing fees of $320,038 compared to a net loss of $760,822 for the period from May 13, 2014 (inception) to December 31, 2014, a majority of which is general and administrative fees of $363,716 and interest expense of $156,628.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for payroll, marketing, consulting, legal, accounting and audit fees. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

•	Development of a Company website

•	Exploration of potential marketing and advertising opportunities, and

•	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2015, we had a cash balance of $17,264. Since inception, we raised $500,000 and $350,000 from the sale of warrants and a convertible debenture to Platinum Partners Liquid Opportunity Master Fund LP, $66,600 from the sale of common stock through a private placement and $100,000 from the exercise of warrants to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, through June 2016. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

For the year ended December 31, 2015, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company has an accumulated deficit of $2,458,037 and used cash in operations of $519,391 for the year ended December 31, 2015. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. We currently have a burn rate of approximately $48,000 a month.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2015.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, including supplementary data and the accompanying report of independent registered public accounting firm filed as part of this Annual Report on Form 10-K, are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principle Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company's Principle Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Company's disclosure controls and procedures to cause them to become effective.

Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2015. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that do not apply to the Company as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and directors as of December 31, 2015. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Steve Berke	34	President, Chief Executive Officer, Secretary and Director
Adam Mutchler	36	Chief Financial Officer, Chief Operating Officer, Treasurer and Director
William Berke	71	Chief Medical Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Steve Berke was born and raised in North Miami, Florida. He graduated from Yale University in 2003. Steve has been President and Chief Executive Officer of the Company since May 2014. From 2010 through his engagement with the Company, Steve was a Sales Associate of Condonomics. Inc., a real estate company involved in sales and leasing of properties. In 2004, Mr. Berke was invited to be one of 16 young entrepreneurs on a primetime FOX network television show with Virgin Group CEO, Sir Richard Branson. Having learned the importance of branding and showmanship from his mentor Sir Richard, Mr. Berke began developing his own brand by performing stand-up comedy and creating a YouTube channel, where he produced comedic videos - which now have more than 25 million views.

In 2011, Mr. Berke ran for Mayor of Miami Beach against a popular two-term incumbent – he came second out of four candidates, and won almost 30 percent of the votes cast on Election Day. His unorthodox campaign utilized comedy and his YouTube channel as a vehicle to appeal to young and disenfranchised voters. Mr. Berke’s campaign gained national attention and was featured in Maxim magazine, the New York Times, the Houston Chronicle and the San Francisco Gate along with dozens of other publications from coast to coast. Two years later, Mr. Berke threw his hat in the mayoral race once more – this time with MTV2 filming his every move for a fly-on-the-wall style documentary.

Adam Mutchler graduated from Yale University in 2002. Adam has been the Chief Financial Officer of the Company since May 2014, From 2012-2013, Adam was a Freelance Producer, Project Manager and Visual Effect Manger for the films “Eden” and “Burned”. In 2012 and 2013, Adam was involved in Project Management for 5D organization. In 2011 and 2012, Adam was a Freelance Producer, Line Producer ad VFX Film and Viral Content for Steve Berke Comedy, Ghost Team One and Sixth World. . He produced the feature film comedy Ghost Team One which sold to Paramount Pictures after premiering at the Slamdance Film Festival, and Eden, to be distributed by Voltage Pictures. Past credits include Swimfan, The Station Agent, Serenity and Catch That Kid. Mr. Mutchler leverages his abilities as a storyteller & filmmaker, his knack for viral content, his VFX & technical know-how, along with his ability to build and lead world-class teams in all his projects and endeavors.

William Berke is a licensed family physician and has practiced medicine for more than 39 years. For 25 of those years, Dr. Berke served as a ring physician for both amateur and professional boxing federations - which included a dozen world championship bouts. He was a volunteer physician for the 1996 and 2000 Olympic Games, and also served on the Florida Governor's Medical Advisory Committee. He is currently a Senior Medical Examiner for the Federal Aviation Administration where he has served in that role since 1996.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2015 and 2014 by:

●	each person who served as our chief executive officer in 2015 and 2014; and

●	each person who served as our chief financial officer in 2015 and 2014.

We had no other executive officers during any part of 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Steve Berke, Chief Executive Officer	2015	$133,700		—		—	—	—	$133,700
	2014	$109,800		$12.500		—	—	—	$122.300
Adam Mutchler, Chief Financial Officer	2015	$62,500		$95,625	(1)	$17,454	—	—	$133,079
	2014	$32,000		$22,188	(1)	$17,454	—	—	$71,642

(1) Represents amount accrued for stock awards.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Employment Agreements

On November 1, 2014, the Company entered into employment agreements with Lee Molloy, Adam Mutchler, Stian Roenning (Marketing Officer) and Angie Hargot (Marketing Officer, together, the “Employees”). Pursuant to each agreement, in addition to a salary, each Employee would be entitled to receive (1) a stock award on June 1, 2015, June 1, 2016 and June 1, 2017 and (2) a stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share vesting on July 1, 2015. Prior to the delivery of any stock award or stock option, these agreements were cancelled and replaced with the employment agreements discussed below.

On April 9, 2015, our wholly-owned subsidiary Bang Vapor, Inc. entered into an employment agreement with Adam Mutchler for a period of three years. Pursuant to the terms of the employment agreement, Mr. Mutchler shall receive an annual salary of $65,000 payable every two weeks. On July 1, 2015, he shall be entitled to purchase 60,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. He is also entitled to 100,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share on July 1, 2016. On July 1, 2017, Mr. Mutchler is entitled to 150,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. All options shall be exercisable for two years from the date of issuance and Mr. Mutchler must continue to be employed by Bang Vapor, Inc. in order to be eligible to receive stock options.

On April 9, 2015, our wholly-owned subsidiary Bang Vapor, Inc. entered into an employment agreement with Lee Molloy for a period of three years. Pursuant to the terms of the employment agreement, Mr. Molloy shall receive an annual salary of $45,000 payable every two weeks. On July 2, 2015, he shall be entitled to purchase 100,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. He is also entitled to 100,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share on July 2, 2016. On July 2, 2017, Mr. Molloy is entitled to 150,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. All options shall be exercisable for two years from the date of issuance and Mr. Molloy must continue to be employed by Bang Vapor, Inc. in order to be eligible to receive stock options.

Director Compensation

No director of the board is considered independent because they are all executive officers of the Company. We do not currently have a separately designated audit, nominating or compensation committee.

Outstanding Equity Awards as of December 31, 2015

The following table provides information as of December 31, 2015 regarding unexercised stock options and restricted stock outstanding held by Messrs. Berke and Mutchler.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Adam Mutchler	50,000	50,000		$.50	July 1,2018	—	—	—	—

Steve Berke	—	—	—	—	—	—	—		—

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information as of April 8, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)(1)
Named Executive Officers and Directors:
Steve Berke (1)	12,500,000	55.2%
Adam Mutchler (2)	50,000	-%
William Berke (3)	250,000	-%
Executive Officers and Directors as a group (3 persons)	12,800,000	56.5%

(1)	Based on 22,650,659 shares of common stock outstanding as of April 8, 2016.

(2)	Adam Mutchler holds 50,000 options exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years

(3)	Steve Berke is the son of William Berke.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of December 31, 2015 and December 31, 2014 the Company amortized $243,724 and $138,076 and accrued interest of $68,082 and $18,082, respectively. As of December 31, 2015 the convertible note payable is currently in default.

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

For the year ended December 31, 2015, the Company accrued rent of $23,500 to the Company’s president.

As of December 31, 2015 the Company owed its President accrued salary of $38,200 and advances of $600 he made on behalf of the Company.

On October 1, 2015 the Company entered into lease with the Director of the Company and Father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. As of December 31, 2015 the Company recorded rent expense of $7,500.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2015 and 2014, fees for audit and audit related services were as follows :

	2015 (3)	2014

Audit Fees	$20,000	$8,000
Audit Related Fees	5,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$25,000	$8,000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number		Description
31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANG HOLDINGS CORP.

Date: April 14, 2016	By:	/s/ Steve Berke
Steve Berke
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Berke	Chief Executive Officer, President, and Chairman of the Board	April 14, 2016
Steve Berke	(Principal Executive Officer)

/s/ Adam Mutchler	Chief Financial Officer, Director	April 14, 2016
Adam Mutchler	(Principal Financial Officer)

/s/ William Berke	Director	April 14, 2016
William Berke

BANG HOLDINGS, CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2015 and 2014	F-3
Consolidated Statement of Operations for the Year Ended December 31, 2015 and For Period from May 13, 2014 (Inception) to December 31, 2014	F-4
Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2015 and for the Period from May 13, 2014 (Inception) to December 31, 2014	F-5
Consolidated Statement of Cash Flows for the Period from May 13, 2014 to December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Bang Holdings, Corp

We have audited the accompanying consolidated balance sheets of Bang Holdings, Corp. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operation, changes in stockholders’ equity(deficit) and cash flows for the year ended December 31, 2015 and the period from May 13, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bang Holdings, Corp and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from May 13, 2014 to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations and has utilized debt and equity financing to help provide working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 14, 2016

BANG HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$17,264	$396,668
Prepaid expenses	19,753	189,340
Inventory	72,398	-

TOTAL CURRENT ASSETS	109,415	586,008

FURNITURE AND EQUIPMENT, Net	5,425	9,372

TOTAL ASSETS	$114,840	$595,380

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$36,113	$2,017
Accrued Expenses	480,650	85,916
Due to related party	8,100	-
Convertible Note Payable - related party, Net of discounts of $0 and $243,724, respectively	500,000	256,276

TOTAL CURRENT LIABILITIES	1,024,863	344,209

COMMITMENTS AND CONTINGENCIES (See note 5)	-	-

STOCKHOLDERS’ EQUITY(DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 22,318,364 and 21,300,000 shares issued and outstanding, respectively	2,234	2,130
Additional paid in capital	1,545,780	1,009,863
Accumulated deficit	(2,458,037)	(760,822)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(910,023)	251,171

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$114,840	$595,380

See accompanying notes to consolidated financial statements.

BANG HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATION

		For the Period From
		May 13, 2014
	For the Year Ended	(Inception) to
	December 31, 2015	Ended December 31, 2014

Revenue
Sales	$576	$13
Cost of goods sold	249	-
Gross Profit	327	13

OPERATING EXPENSES
Sales and Marketing	320,038	104,740
Professional Fees	263,160	135,853
General and Administrative	820,620	363,716
Total Operating Expenses	1,403,818	604,309

NET LOSS FROM OPERATIONS	(1,403,491)	(604,296)

OTHER (EXPENSES) / INCOME
Interest Expense	(293,724)	(156,628)
Other income	-	102
Total other (Expenses) Income	(293,724)	(156,526)

Net loss before provision for income taxes	(1,697,215)	(760,822)

Provision for Income Taxes	-	-

NET LOSS	$(1,697,215)	$(760,822)

Net loss per share - basic and diluted	$(0.08)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	21,805,707	20,538,147

See accompanying notes to consolidated financial statements.

BANG HOLDINGS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)

FOR THE PERIOD FROM MAY 13, 2014 (INCPETION) TO DECEMEBER 31, 2014 AND THE YEAR ENDED DECEMBER 31, 2015

	Preferred		Common			Accumulated
	Stock	Par	Shares	Par	APIC	Deficit	Total

Stock Issued to Founders	-	$-	19,550,000	$1,955	$17,595	$-	$19,550

Stock Issued for Services	-	-	500,000	50	262,200	-	262,250

Stock Issued for Cash, Net of Offering Costs of $15,000	-	-	1,250,000	125	335,125	-	335,250
							-
Stock options	-	-	-	-	13,143	-	13,143

Beneficial conversion feature	-	-	-	-	190,900	-	190,900

Stock warrants	-	-	-	-	190,900	-	190,900

Net Loss	-	-	-	-	-	(760,822)	(760,822)

Balance December 31, 2014	-	-	21,300,000	2,130	1,009,863	(760,822)	251,171

Stock Issued for Cash	-	-	132,650	15	66,347	-	66,362

Exercise of common stock warrants	-		285,714	29	99,971	-	100,000

Stock options	-	-	-	-	68,548	-	68,548

Compensation for services	-	-	-	-	1,111	-	1,111

Common stock issued for services	-	-	100,000	10	49,990	-	50,000

Common stock issued for trademarks	-	-	500,000	50	249,950	-	250,000

Net Loss	-	-	-	-		(1,697,215)	(1,697,215)

Balance December 31, 2015	-	$-	22,318,364	$2,234	$1,545,780	$(2,458,037)	$(910,023)

See accompanying notes to consolidated financial statements.

BANG HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

		For the Period From
		May 13, 2014
	For the Year	(Inception) to
	Ended December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,697,215)	$(760,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	176,642	281,300
Options issued for services	68,548	13,143
Amortization of debt discount	243,724	138,076
Depreciation expense	1,248	172
Impairment of websites	17,174	-
Impairment of trademark	250,000	-
Changes in operating assets and liabilities:
Decrease / (increase) in deposits	64,056	(189,340)
Increase in inventory	(72,398)	-
Increase in accounts payable and accrued expenses	428,830	87,933
Net Cash Used In Operating Activities	(519,391)	(429,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(14,475)	(9,544)
Net Cash Used In Investing Activities	(14,475)	(9,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	8,100	-
Proceeds from convertible notes	-	500,000
Proceeds from exercise warrants	100,000	-
Proceeds from private placement of securities	66,362	335,750
Net Cash Provided By Financing Activities	174,462	835,750

NET INCREASE / (DECREASE) IN CASH	(359,404)	396,668

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376,668	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,264	$396,668

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

During the year ended December 31, 2015, the Company issued 500,000 shares of common stock for a trademark valued at $250,000 ($.50 per share).

See accompanying notes to consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

Bang Holdings Corp. was incorporated in the State of Colorado on May 13, 2014. The Company was organized to develop and sell E-Cigarette products.

Bang Vapor, Inc. was incorporated in the State of Florida on October 27, 2014. The Company was organized to develop and sell E-Cigarette products.

Bang Digital Media, Inc. was incorporated in the State of Florida on November 23, 2015. The Company was organized to develop digital and electronic media.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc.(from October 27, 2014) and Bang Digital Media, Inc (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(C) Going Concern

For the year ended December 31, 2015, the Company has incurred net operating losses and used cash in operations. As of December 31, 2015, the Company has an accumulated deficit of $2,458,037 and used cash in operations of $519,391. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2015	December 31, 2014

Computer equipment	$6,845	$2,794
Website development	17,174	6,750
Total	24,019	9,544
Impairments	(17,174)	—
Accumulated depreciation	(1,420)	(172)
Balance	$5,425	$9,372

Depreciation expense for the year ended December 31, 2015 was $1,248 and $172 for the period May 13, 2014 to December 31, 2014. During the year ended December 31, 2015 the Company impaired $17,174 of costs associated with the development of its website.

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

The Company recognizes revenue from advertising transactions when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

(G) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2015 and 2014, advertising, marketing and promotion expense was $35,742 and $22,873, respectively.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 1,514,286 shares issuable upon the exercise of options and warrants and 1,428,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for year ended December 31, 2015. The Company has 1,650,000 shares issuable upon the exercise of options and warrants and 1,428,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the ended December 31, 2014.

(J) Stock-Based Compensation

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

(K) Income Taxes

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	2015	2014
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(638,622)	$(286,297)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	279,053	162,945
Change in valuation allowance	359,609	123,352

Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	2015	2014
Deferred income tax asset:		-
Fixed assets	$4,308	$-
Net operating loss carryforwards	478,653	123,352
Valuation allowance	(482,961)	(123,352)
Deferred income taxes	$—	$—

As of December 31, 2015, the Company has a net operating loss carry forward of approximately $478,653 and a deferred tax asset related to the timing difference on fixed asset depreciation of $4,304 available to offset future taxable income through 2035. This results in deferred tax assets of approximately $482,961 as of December 31, 2015. The valuation allowance increased during the year ended December 31, 2015 by approximately $359,609. Tax returns for the year ended December 31, 2014 and 2015 remain open to Internal Revenue Service and State audits.

(L) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(M) Recent Accounting Pronouncements

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

NOTE 3 – PREPAID EXPENSES

On August 22, 2014, the Company issued 500,000 shares of common stock with a fair value of $175,000 for a one year consulting agreement. During the year ended December 31, 2015 and for the period from May13, 2014 to December 31, 2014, the Company has expensed $111,893 and $63,107, respectively.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the year ended December 31, 2015 the Company has expensed $30,247.

NOTE 4 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

	December 31, 2015	December 31, 2014

Loan Amount	$500,000	$500,000
Discount	—	(243,724)
Balance	$500,000	$256,276

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,900 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190, 900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of December 31, 2015 and December 31, 2014 the Company amortized $243,724 and $138,076 and accrued interest of $68,082 and $18,082, respectively. As of December 31, 2015 the convertible note payable is currently in default.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On November 1, 2014, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $45,000. In addition the Employee is entitled to shares of common stock equaling $50,000 on July 1, 2015, $50,000 on July 1, 2016 and $75,000 on July 1, 2017, as of December 31, 2015, the Company accrued $97,813 for the value of common stock owed to the employee. In addition the Company issued 50,000 options exercisable at $.50 per share vesting on July 1, 2015 and exercisable for 3 years. The stock options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years with a fair value of $17,454. For the year ended December 31, 2015, the Company recorded an expense of $13,073 for the vested portion of stock options (see Note 9).

On November 1, 2014, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $65,000. In addition the Employee is entitled to shares of common equaling $30,000 on July 1, 2015, $50,000 on July 1, 2016 and $75,000 on July 1, 2017. As of December 31, 2015, the Company accrued $117,813 for the value of common stock owed to the employee. In addition the Company issued 50,000 exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years with a fair value of $17,454 For year ended December 31, 2015, the Company recorded an expense of $13,073 for the vested portion of stock options (see Note 9).

On November 1, 2014, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $50,000. In addition the Employee is entitled to shares of common equaling $25,000 on July 1, 2015, $50,000 on July 1, 2016 and $75,000 on July 1, 2017. As of December 31, 2015, the Company accrued $92,813 for the value of common stock owed to the employee. In addition the Company issued 50,000 exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years with a fair value of $17,454. For the year ended December 31, 2015, the Company recorded an expense of $13,073 for the vested portion of stock options (see Note 9).

On September 1, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $25,000. In addition the Employee is entitled to shares of common equaling $25,000 on February 2, 2016, $25,000 on February 2, 2017 and $25,000 on February 2, 2018. As of December 31, 2015, the Company accrued $28,889 for the value of common stock owed to the employee. In addition the Company issued 50,000 stock options exercisable at $.50 per share vesting on February 2, 2016, and are exercisable for 3 years, 50,000 exercisable at $.50 per share vesting on February 2, 2017, and are exercisable for 3 years and 50,000 stock options exercisable at $.50 per share vesting on February 2, 2018, and are exercisable for 3 years . The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 537%, risk free interest rate of .95%, and expected life of 3 years with a fair value of $75,000. For the year ended December 31, 2015, the Company recorded an expense of $29,329 for the vested portion of stock options (see Note 9).

On August 22, 2014, the Company issued 500,000 shares of common stock with a fair value of $175,000 for $500 of cash to a related party. The Company recorded the difference between the fair value and the cash received as a prepaid expense and will amortize the fair value over the life of the agreement. In addition, the Company agreed to pay cash of $150,000 over the life of the agreement, or 12 months. During the year ended December 31, 2015 the Company paid a total of $39,000.

On March 4, 2015, the Company entered into an agreement to purchase two trade names for 500,000 shares of common stock. The shares are due upon the assignment of the trade names by the United States Patent and Trademark Office (Ser. No 86210260 and Ser. No. 86210253). During the year ended December 31, 2015 the Company recorded the issuance of the shares of common stock with a fair value of $250,000 ($.50) per share. The Company immediately impaired the value of the trademarks as it does not intend to use them in the future.

On September 9, 2015, the Company agreed to issue 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance to a consultant for media relations. The Company agreed to issue an additional 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance on the 18 month anniversary of the agreement. As of December 31, 2015 the Company expensed $1,111 and has not issued the shares of common stock.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the year ended December 31, 2015 the Company has expensed $30,247.

NOTE 6 – STOCKHOLDERS EQUITY

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001, and up to 50,000,000 shares of preferred stock par value $.0001.

On May 13, 2014, the Company issued a total of 19,550,000 shares of common stock valued at $19,550 ($.0001 per share) the fair market value on the date of issuance to five founders of the Company.

On August 22, 2014, the Company sold a total of 250,000 shares of common stock for $250 to two individuals.  The shares were issued below fair value and the company recorded additional  compensation costs for the fair value of the shares of $87,250.  On August 22, 2014 the Company issued entered into an agreement to issue an unsecured convertible promissory note and security purchase agreement for 1,000,000 shares of common stock for $500,000 and $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 789%, risk free interest rate of 1.68%, and expected life of 5 years for a value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. In addition the Company recorded offering costs of $15,000.As of December 31, 2014 the Company amortized $138,076 and accrued interest of $18,082.

  On August 22, 2014, the Company issued 500,000 shares of common stock valued at $175,000 ($.35 per share) for the fair market value on the date of issuance for cash of $500 an addition to the Company agreed to pay cash of $150,000 and $6,500 per month  to a related entity for business consulting services. The Agreement is for a one year. As of December 31, 2014 the Company paid a total of $148,160 and recorded a prepaid expense of $209,340.

On March 4, 2015, the Company entered into an agreement to purchase two trade names for 500,000 shares of common stock. The shares are due upon the assignment of the trade names by the United States Patent and Trademark Office (Ser. No 86210260 and Ser. No. 86210253). During the year ended December 31, 2015 the Company recorded the issuance of the shares of common stock with a fair value of $250,000 ($.50) per share. The Company immediately impaired the value of the trademarks as it does not intend to use them in the future.

During the year ended December 31, 2015, the Company sold 132,650 shares of common stock for proceeds of $ 66,362.

On September 25, 2015 a related party exercised 285,714 warrants for cash proceeds of $100,000.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the year ended December 31, 2015 the Company has expensed $30,247.

At December 31, 2015 the Company accrued $5,694 for legal fees that the Company can settle for 5,694 shares of common stock.

On September 9, 2015, the Company agreed to issue 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance to a consultant for media relations. The Company agreed to issue an additional 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance on the 18 month anniversary of the agreement. As of December 31, 2015 the Company expensed $1,111 and has not issued the shares of common stock.

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees for the year ended December 31, 2015 and the related changes during the is period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at May 13, 2014 (Inception)	—	—
Granted	150,000	$.50
Exercised	—	—
Expired	—	—

Balance at December 31, 2014	150,000	$.50
Granted	150,000	.50
Exercised	—	—
Expired	—	—
Balance at December 31, 2015	300,000	$.50

	2015 Options Outstanding			Options Exercisable
Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.50	300,000	—	$.50	150,000	$.50

As of December 31, 2015 the future value on unvested stock options was $45,670.

On November 1, 2014, the Company issued three employees each 50,000 stock options exercisable at $.50 per share vesting on July 1, 2015 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 3 years for a fair value of $52,362

 On September 1, 2015, the Company issued one employee 150,000 stock options exercisable at $.50 per share vesting 50,000 shares on July 1, 2016, 2017 and 2018 and are exercisable for 3 years. The stock option were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 537%, risk free interest rate of ..95%, and expected life of 3 years for a fair value of $75,000.

The following tables summarize all warrant grants to for the year ended December 31, 2015 and 2014 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at May 13, 2014 (Inception)	—	—
Granted	1,500,000	$.35
Exercised	—	—
Expired	—	—

Balance at December 31, 2014	1,500,000	$.35
Granted	—	—
Exercised	(285,714)	.35
Expired	—	—
Balance at December 31, 2015	1,214,286	$.35

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note in the amount of $500,000 convertible at a price of $0.35 per share and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. On September 25, 2015 the related party exercised 285,714 warrants for cash proceeds of $100,000

NOTE 8 – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,800 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of December 31, 2015 and December 31, 2014 the Company amortized $500,000 and $138,076 and recorded accrued interest of $68,082 and $18,082, respectively. See footnote 4 .

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

For the year ended December 31, 2015, the Company accrued rent of $23,500 to the Company’s president.

As of December 31, 2015 the Company owed its President accrued salary of $38,200.

The Company’s President made advances of $600 he made on behalf of the Company as of December 31, 2015 these amounts were recorded as due to related party.

On October 1, 2015 the Company entered into lease with the Director of the Company and Father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. As of December 31, 2015 the Company recorded rent expense of $7,500. As of December 31, 2015 the Company accrued as due to related party $7,500.

NOTE 9 – SUBSEQUENT EVENTS

On January 26, 2016 the related party exercised 28,581 warrants for cash proceeds of $10,000.

Subsequent to December 31, 2015 the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at $1.50 per share at the discretion of the holder. In Addition the Company agreed to issue 30,000 warrants with an exercise price of $2.00 that expire January 29, 2021.

In February, 2016 the Company President advanced the Company an additional $7,500. These amounts were repaid as of March 31, 2016.

On March 16, 2016 the related party exercised 285,714 warrants for cash proceeds of $100,000.

On March 21, 2016 the Company agreed to covert a $1,500 loan made on January 22, 2016 into 3,000 shares of common stock

On April 5, 2016 the Company entered into a consulting agreement for investor relation services for a monthly retainer of $5,000 per month for the first three months and $7,500 per month thereafter in addition the Company agreed to issue 75,000 shares of common stock payable 15,000 shares due within 10 days 6,000 shares per month for 10 months commencing on the 3-month anniversary of this Agreement. These terms are for a twelve month (12) period and either party may terminate this Agreement with a 14-day written notice.

