Form 10-Q
period 2016-03-31
Bang Holdings Corp.
filed 2016-05-23
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 23, 2016 there were 22,993,506 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$68,955	$17,264
Prepaid expenses	-	19,753
Inventory	72,343	72,398

TOTAL CURRENT ASSETS	141,298	109,415

FURNITURE AND EQUIPMENT, Net	5,083	5,425

TOTAL ASSETS	$146,381	$114,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$30,710	$36,113
Accrued expenses	590,415	480,650
Loan payable	6,500	-
Due to related party	8,100	8,100
Convertible notes payable - related party, Net of discounts of $8,716 and $0, respectively	521,284	500,000

TOTAL CURRENT LIABILITIES	1,157,009	1,024,863

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 22,635,649 and 22,318,364 shares issued and outstanding, respectively	2,265	2,234
Additional paid in capital	1,676,959	1,545,780
Accumulated deficit	(2,689,852)	(2,458,037)
TOTAL STOCKHOLDERS' DEFICIT	(1,010,628)	(910,023)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$146,381	$114,840

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue
Sales	$60	$-
Cost of goods sold	56	-
Gross Profit	4	-

OPERATING EXPENSES
Sales and marketing	10,829	13,303
Professional fees	10,416	97,106
General and administrative	195,815	195,812
Total Operating Expenses	217,060	306,221

NET LOSS FROM OPERATIONS	(217,056)	(306,221)

OTHER EXPENSES
Interest expense	(14,759)	(106,471)
Total Other Expenses	(14,759)	(106,471)

Net loss before provision for income taxes	(231,815)	(412,692)

Provision for Income Taxes	-	-

NET LOSS	$(231,815)	$(412,692)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	22,586,691	21,303,333

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

					Additional
	Preferred		Common		Paid-in	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance December 31, 2015	-	$-	22,318,364	$2,234	$1,545,780	$(2,458,037)	$(910,023)

Exercise of common stock warrants	-	-	314,285	31	109,969	-	110,000

Compensation for services	-	-	-	-	9,210	-	9,210

Common stock issued for settlement of payable	-	-	3,000	-	1,500	-	1,500

Discount on convertible note issued as warrants	-	-	-	-	10,500	-	10,500

Net loss	-	-	-	-	-	(231,815)	(231,815)

Balance March 31, 2016	-	$-	22,635,649	$2,265	$1,676,959	$(2,689,852)	$(1,010,628)

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,815)	$(412,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	84,223	19,393
Amortization of debt discount	1,784	94,142
Depreciation expense	342	221
Changes in operating assets and liabilities:
Increase in inventory	55	-
Increase in prepaid expenses	-	23,815
Increase in accounts payable and accrued expenses	49,102	104,425
Net Cash Used In Operating Activities	(96,309)	(170,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(7,426)
Net Cash Used In Investing Activities	-	(7,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	7,500	-
Repayments of related party advances	(7,500)	-
Proceeds from loans payable	8,000	-
Proceeds from convertible note - related party	30,000	-
Proceeds from exercise of warrants	110,000	-
Proceeds from private placement of securities	-	4,000
Net Cash Provided By Financing Activities	148,000	4,000

NET INCREASE / (DECREASE) IN CASH	51,691	(174,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,264	396,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,955	$222,546

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$10,500	$-
Accrued stock-based compensation	$55,260
Prepaid stock-based compensation	$19,753
Stock issued for settlement of loan	$1,500	$-

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

(C) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the three months ended March 31, 2016, the Company has incurred net operating losses and used cash in operations. As of March 31, 2016, the Company has an accumulated deficit of $2,689,852 and used cash in operations of $96,309. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents.

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock-based compensation and beneficial conversion features on convertible debt.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	March 31, 2016	December 31, 2015

Computer equipment	$6,845	$6,845
Website development	-	17,174
Total	6,845	24,019
Impairments	-	(17,174)
Accumulated depreciation	(1,762)	(1,420)
Balance	$5,083	$5,425

Depreciation expense for the three months ended March 31, 2016 and 2015 was $342 and $221, respectively.

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

(G) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2016 and 2015, advertising, marketing and promotion expense was $5,094 and $9,947, respectively.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,529,991 shares issuable upon the exercise of options and warrants and 1,448,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2016. The Company had 1,650,000 shares issuable upon the exercise of options and warrants and 1,428,591 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2015.

(J) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

(M) Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 3 – PREPAID EXPENSES

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the three months ended March 31, 2016, the Company expensed $19,753. As of March 31, 2016 and December 31, 2015, the balance was $0 and $19,753, respectively.

NOTE 4 – LOAN PAYABLE

The Company entered in an agreement with a third party for a loan for gross proceeds of $6,500. The note is non-interest bearing and matures in April 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,900 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of March 31, 2016 and December 31, 2015 the Company amortized $381,800 and $243,724 and accrued interest of $80,548 and $68,082, respectively. As of March 31, 2016 and December 31, 2015 the convertible note payable was in default.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $2.00 per share, subject to adjustment. Pursuant to the note agreement, for a period of one year following the Initial Closing Date, the Company shall agree to or issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion price in effect at such time without the consent of the purchaser, then the conversion price shall be reduced to such lower price. Under ASC 815-40-15, the Company is required to account for convertible debt with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the Company’s securities, the Company determined that the convertible notes payable were not readily convertible to cash and therefore no derivative liability has been recorded.

In addition, the Company agreed to issue 30,000 warrants with an exercise price of $1.50 per share that expire January 29, 2021. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of March 31, 2016, the Company amortized $1,784 and accrued interest of $510, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001, and up to 50,000,000 shares of preferred stock par value $.0001.

During the three months ended March 31, 2016, the Company issued 3,000 shares for the settlement of an outstanding loan of $1,500.

During the three months ended March 31, 2016, a related party converted 314,295 warrants into 314,295 shares of common stock and the Company received proceeds of $110,000.

During the three months ended March 31, 2016, the Company recorded $84,223 of stock-based compensation in relation existing employee and consulting agreements.

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees for the period ended March 31, 2016 and the related changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2015	300,000	$.50
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2016	300,000	$.50

	Options Outstanding			Options Exercisable
Price	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price
$0.50	300,000	—	$.50	200,000	$.50

As discussed in Note 5 above, the Company issued 30,000 warrants with an exercise price of $1.50 per share that expire January 29, 2021. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 514%, risk free interest rate of 1.33%, and expected life of 5 years with a fair value of $10,500.

During the three months ended March 31, 2016, the Company recorded total option expense of $9,210. As of March 31, 2016, the future value on unvested stock options was $23,508.

The following tables summarize all warrant grants to for the period ended March 31, 2016 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2015	1,214,286	$.35
Granted	30,000	.35
Exercised	(314,295)	—
Expired	—	—
Balance at March 31, 2016	1,229,991	$.35

NOTE 8 – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,800 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of March 31, 2016 and December 31, 2015 the Company amortized the entire debt discount and recorded accrued interest of $80,548 and $68,082, respectively. See Note 5.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants that expire January 29, 2021. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of March 31, 2016, the Company amortized $1,784 and accrued interest of $510, respectively. See Note 5.

In February, 2016, the Company President advanced the Company an additional $7,500. These amounts were repaid as of March 31, 2016.

For the three months ended March 31, 2016, the Company recorded rent expense of $6,000 and $5,500, respectively. As of March 31, 2016, the Company accrued rent of $29,500 due to the Company’s president.

As of March 31, 2016 and December 31, 2015 the Company owed its President accrued salary of $74,279 and $38,200, respectively.

On October 1, 2015 the Company entered into lease with the Director of the Company and Father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. During the three months ended March 31, 2016 and 2015, the Company recorded rent expense of $7,500 and $5,500, respectively. As of March 31, 2016 and December 31, 2015 the Company accrued $15,000 and $7,500 as due to related party.

NOTE 9 – SUBSEQUENT EVENTS

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

On April 20, 2016, the Company executed a stock purchase agreement with a third party for the sale of 200,000 shares of common stock and the Company received gross proceeds of $200,000.

On April 21, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bang Holdings Corp. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Bang Holdings Corp. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on April 14, 2016 for the year ended December 31, 2015. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expanded the Bang network by more than 10 million users.

Ultimately, the key performance indicator (“KPI”) of Bang Digital Media is in the direct and expanded growth of our networks. By continuing to grow 4TwentyToday and the ‘Green Monkey Network’ to 100 million users we will have the digital reach to propel marijuana-friendly brands into the spotlight.

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

Financing

On August 22, 2014, the Company entered into a Securities Purchase Agreement with Platinum Partners Liquid Opportunity Master Fund LP (“Platinum”) whereby the Company issued 1,000,000 shares of Common Stock to the Company at $0.35 per share for a purchase price of $350,000. In consideration for Platinum agreeing to purchase the 1,000,000 shares, the Company agreed to issue to Platinum share purchase warrants entitling Platinum the right to acquire 1,500,000 shares of the Company’s Common stock, at $0.35 per share. In October 2014, Platinum purchased the 10% Convertible Debenture for the aggregate amount of $500,000. On September 25, 2015, Platinum exercised 285,714 warrants for cash proceeds of $100,000. On January 26, 2016, Platinum exercised 28,581 warrants for cash proceeds of $10,000. On March 16, 2016, Platinum exercised 285,714 warrants for cash proceeds of $100,000. During the three months ended March 31, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at $1.50 per share at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants with an exercise price of $2.00 that expire January 29, 2021.

On April 20, 2016, the Company executed a stock purchase agreement with a third party for the sale of 200,000 shares of common stock and the Company received gross proceeds of $200,000. On April 21, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000.

Results of Operations

For the three months ended March 31, 2016 and for three months ended March 31, 2015

We have generated $60 in revenue for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. We incurred operating expenses of $217,060 for the three months ended March 31, 2016 compared to $306,221 for the three months ended March 31, 2015. We had a net loss of $231,815 for the three months ended March 31, 2016 compared to $412,692 for the three months ended March 31, 2015, a majority of which is general and administrative fees of $195,815 and interest expense of $14,759 compared to $195,812 and $106,471 for the three months ended March 31, 2015. Payroll expenses for the three months ended March 31, 2016 totaled $159,661 or 82% of total general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock and loans.

Our primary uses of cash have been for payroll and operating expenses. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

•	Development of a Company website

•	Exploration of potential marketing and advertising opportunities, and

•	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2016, we had a cash balance of $68,955. Since inception, we raised $500,000 and $350,000 from the sale of warrants and a convertible debenture to Platinum Partners Liquid Opportunity Master Fund LP, $66,600 from the sale of common stock through a private placement, $30,000 from a convertible debenture, $8,000 from loans payable and $210,000 from the exercise of warrants to fund our operating expenses, pay our obligations, and grow our company. On April 20, 2016, the Company executed a stock purchase agreement with a third party for the sale of 200,000 shares of common stock and the Company received gross proceeds of $200,000. On April 21, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, through December 2016. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

For the three months ended March 31, 2016, the Company has incurred net operating losses and used cash in operations. As of March 31, 2016, the Company has an accumulated deficit of $2,689,852 and used cash in operations of $96,309 for the three months ended March 31, 2016. Losses have principally occurred as a result of the substantial resources required for the Company’s general and administrative expenses associated with operations and product development. We currently have a burn rate of approximately $48,000 a month.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue when the products are shipped to the customers and collectability is reasonable assured.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Board and the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2016. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM I A - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in in our Registration Statement on Form S-1/A filed on August 28, 2015. The risks described in our Form S-1, as amended and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

With the exception of the Risk Factor listed below, there have been no material changes to the risk factors set forth in our Registration Statement on Form S-1/A filed on August 25, 2015.

The application of the Federal Food, Drug and Cosmetic Act to all tobacco products, including products like the Company’s vaporizers, will have a material adverse effect on our business.

On May 9, 2016, the Food and Drug Administration (FDA) announced the issuance of a final rule (the “Rule”) deeming all tobacco products, including “electronic cigarettes” and their components and parts, subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). As a result of the new Rule, all electronic cigarette products will be subject to the same FD&C Act provisions and relevant regulatory requirements to which cigarettes are subject, with respect to the following:

1. Enforcement action against products determined to be adulterated or misbranded (other than enforcement actions based on lack of a marketing authorization during an applicable compliance period);

2. Required submission of ingredient listing and reporting of HPHCs;

3. Required registration of tobacco product manufacturing establishments and product listing;

4. Prohibition against sale and distribution of products with modified risk descriptors (e.g., "light," "low," and "mild" descriptors) and claims unless FDA issues an order authorizing their marketing;

5. Prohibition on the distribution of free samples (same as cigarettes);

6. Premarket review requirements;

7. Implementation of minimum age and identification restrictions to prevent sales to individuals under age 18;

8. Inclusion of a health warning; and

9. Prohibition of sale of electronic cigarettes in vending machines, unless in a facility that never admits youth.

The application of the Rule will result in additional expenses, could affect the markets we sell our products in, could require us to change our advertising and labeling and method of marketing our products, any of which would have a substantial adverse effect on our business, results of operation and financial condition.  In addition, the application process of our products by the FDA could cost the Company several hundred thousand dollars.

We may face the same governmental actions aimed at conventional cigarettes and other tobacco products.

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control, or the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If vaporizers and/or electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $2.00 per share, subject to adjustment. Pursuant to the note agreement, for a period of one year following the Initial Closing Date, the Company shall agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion price in effect at such time without the consent of the purchaser, then the conversion price shall be reduced to such lower price.

In addition, the Company agreed to issue 30,000 warrants with an exercise price of $1.50 per share that expire January 29, 2021 to the Company’s President.

In addition, during the three months ended March 31, 2016, the Company issued 3,000 shares for the settlement of an outstanding loan of $1,500.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

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

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANG HOLDINGS CORP.

Date: May 23, 2016	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

