Form 10-K/A
period 2015-12-31
Bang Holdings Corp.
filed 2016-07-21
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

At April 8, 2016, 22,635,659 shares of our common stock were outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Bang Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10-K”), is to amend the amount of outstanding shares of our common stock on the cover page and the “Item 12. Security Ownership of Certain Beneficial Owners and Management” section to the Form 10-K in accordance with Rule 13d-3(d)(1) of the Exchange Act.

No other modifications or changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

For the convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment.  Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company's Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)(1)
Named Executive Officers and Directors:
Steve Berke, Chief Executive Officer, President and Director (1)	12,500,000	55.22%
Adam Mutchler, Chief Financial Officer and Director (2)	50,000	-%
William Berke (3)	250,000	-%
Executive Officers and Directors as a group (3 persons)	12,800,000	56.54%

Balance Labs (4)	4,050,000	17.89%

Zenith Equity Holdings (5)	3,000,000	13.25%

(1)	Based on 22,635,659 shares of common stock outstanding as of April 8, 2016

(2)	Adam Mutchler holds 50,000 options exercisable at $0.50 per share vesting on July 1, 2015 and are exercisable for 3 years

(3)	Steve Berke is the son of William Berke.

(4)	Michael D. Farkas holds 4,000,000 shares of common stock through Balance Holdings and 50,000 shares of stock through Balance Labs

(5)	Michael I. Bernstein holds 3,000,000 shares of common stock through Zenith Equity Holdings

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

BANG HOLDINGS CORP.

Date: July 21, 2016	By:	/s/ Steve Berke
Steve Berke
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Berke	Chief Executive Officer, President, and Chairman of the Board	July 21, 2016
Steve Berke	(Principal Executive Officer)

/s/ Adam Mutchler	Chief Financial Officer, Director	July 21, 2016
Adam Mutchler	(Principal Financial Officer)

/s/ William Berke	Director	July 21, 2016
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

