Form 10-Q
period 2016-06-30
Bang Holdings Corp.
filed 2016-08-19
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number: 333-204011

BANG HOLDINGS CORP.
(Name of registrant as specified in its charter)

Colorado	46-5707130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 NE Miami Gardens Drive, Suite 202, North Miami Beach, FL 33179

(Address of principal executive offices) (Zip Code)

(305) 600-2417

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 18, 2016 there were 23,232,213 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$218,670	$17,264
Prepaid expenses	595	19,753
Inventory	72,398	72,398

TOTAL CURRENT ASSETS	291,663	109,415

FURNITURE AND EQUIPMENT, Net	4,740	5,425

TOTAL ASSETS	$296,403	$114,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$44,045	$36,113
Accrued expenses	602,199	480,650
Loan payable	6,500	-
Due to related party	8,100	8,100
Convertible notes payable - related party, Net of discounts of $8,716 and $0, respectively	523,899	500,000

TOTAL CURRENT LIABILITIES	1,184,743	1,024,863

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,172,209 and 22,318,364 shares issued and outstanding, respectively	2,319	2,234
Additional paid in capital	2,054,784	1,545,780
Accumulated deficit	(2,945,443)	(2,458,037)
TOTAL STOCKHOLDERS' DEFICIT	(888,340)	(910,023)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296,403	$114,840

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue
Sales	$63	$-	$123	$-
Cost of goods sold	49	-	105	-
Gross Profit	14	-	18	-

OPERATING EXPENSES
Sales and marketing	23,330	18,960	34,159	32,263
Professional fees	91,559	29,380	101,975	126,486
General and administrative	124,887	302,391	320,702	498,202
Total Operating Expenses	239,776	350,731	456,836	656,951

NET LOSS FROM OPERATIONS	(239,762)	(350,731)	(456,818)	(656,951)

OTHER EXPENSES
Interest expense	(15,829)	(107,654)	(30,588)	(214,126)
Total Other Expenses	(15,829)	(107,654)	(30,588)	(214,126)

Net loss before provision for income taxes	(255,591)	(458,385)	(487,406)	(871,077)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(255,591)	$(458,385)	$(487,406)	$(871,077)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	22,968,873	21,430,700	22,776,997	21,365,033

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

					Additional
	Preferred		Common		Paid-in	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance December 31, 2015	-	$-	22,318,364	$2,234	$1,545,780	$(2,458,037)	$(910,023)

Stock Issued for Cash	-	-	213,336	21	219,981	-	220,002

Exercise of common stock warrants	-	-	600,009	60	209,940	-	210,000

Compensation for services	-	-	37,500	4	28,331	-	28,335

Warrants issued for services	-	-	-	-	24,653	-	24,653

Stock option expense	-	-	-	-	14,099	-	14,099

Common stock issued for settlement of payable	-	-	3,000	-	1,500	-	1,500

Discount on convertible note issued as warrants	-	-	-	-	10,500	-	10,500

Net loss	-	-	-	-	-	(487,406)	(487,406)

Balance June 30, 2016	-	$-	23,172,209	$2,319	$2,054,784	$(2,945,443)	$(888,340)

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,406)	$(871,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	95,485	164,748
Amortization of debt discount	4,399	189,330
Depreciation expense	685	564
Changes in operating assets and liabilities:
Increase in deposits	-	(4,027)
Increase in prepaid expenses	(595)	-
Increase in accounts payable and accrued expenses	120,836	216,723
Net Cash Used In Operating Activities	(266,596)	(303,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(13,676)
Net Cash Used In Investing Activities	-	(13,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	7,500	-
Repayments of related party advances	(7,500)	-
Proceeds from loans payable	8,000	-
Proceeds from convertible note - related party	30,000	-
Proceeds from exercise of warrants	210,000	-
Proceeds from sale of securities	220,002	65,350
Net Cash Provided By Financing Activities	468,002	65,350

NET INCREASE / (DECREASE) IN CASH	201,406	(252,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,264	376,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218,670	$124,603

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

(C) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the six months ended June 30, 2016, the Company has incurred net operating losses and used cash in operations. As of June 30, 2016, the Company has an accumulated deficit of $2,945,443 and used cash in operations of $266,596. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and beneficial conversion features on convertible debt.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	June 30, 2016	December 31, 2015

Computer equipment	$6,845	$6,845
Website development	-	17,174
Total	6,845	24,019
Impairments	-	(17,174)
Accumulated depreciation	(2,105)	(1,420)
Balance	$4,740	$5,425

Depreciation expense for the six months ended June 30, 2016 and 2015 was $685 and $564, respectively.

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

(G) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2016 and 2015, advertising, marketing and promotion expense was $16,804 and $8,127, respectively.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 869,277 shares issuable upon the exercise of options and warrants and 1,443,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for six months ended June 30, 2016. The Company had 1,650,000 shares issuable upon the exercise of options and warrants and 1,428,591 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for six months ended June 30, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 3 – PREPAID EXPENSES

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the six months ended June 30, 2016, the Company expensed $19,753. As of June 30, 2016 and December 31, 2015, the balance was $0 and $19,753, respectively.

NOTE 4 – LOAN PAYABLE

The Company entered into an agreement with a third party for a loan for gross proceeds of $6,500. The loan is non-interest bearing and matures in April 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($0.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $0.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,900 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of June 30, 2016 and December 31, 2015 the Company amortized $381,800 and accrued interest of $80,548 and $68,082, respectively. As of June 30, 2016 and December 31, 2015 the convertible note payable was in default.

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

In addition, the Company agreed to issue 30,000 warrants with an exercise price of $1.50 per share that expire on January 29, 2021. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of June 30, 2016, the Company amortized $4,399 and accrued interest of $1,258, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001, and up to 50,000,000 shares of preferred stock par value $0.0001.

During the six months ended June 30, 2016, the Company issued 213,336 shares for the receipt of gross proceeds of $220,002.

During the six months ended June 30, 2016, the Company issued 3,000 shares for the settlement of an outstanding payable of $1,500.

During the six months ended June 30, 2016, a related party converted 600,009 warrants into 600,009 shares of common stock and the Company received proceeds of $210,000.

During the six months ended June 30, 2016, the Company issued 37,500 shares of common stock and recorded stock-based compensation of $28,335 which is included in total stock-based compensation.

NOTE 7 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees for the period ended June 30, 2016 and the related changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2015	300,000	$0.50
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2016	300,000	$0.50

	Options Outstanding			Options Exercisable
Price	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
$0.50	300,000	—	$0.50	200,000	$0.50

During the six months ended June 30, 2016, the Company recorded total option expense of $14,099. As of June 30, 2016, the future value on unvested stock options was $18,622.

The following tables summarize all warrant grants to for the period ended June 30, 2016 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2015	1,214,286	$0.35
Granted	55,000	0.65
Exercised	(600,009)	—
Expired	—	—
Balance at June 30, 2016	669,277	$1.30

As discussed in Note 5 above, the Company issued 30,000 warrants with an exercise price of $1.50 per share that expire January 29, 2021. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 314%, risk free interest rate of 1.33%, and expected life of 5 years with a fair value of $10,500.

During the six months ended June 30, 2016, the Company issued 25,000 warrants to a consultant with an exercise price of $1.00 per share that expire May 26, 2018. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 347%, risk free interest rate of 1.33%, and expected life of 2 years with a fair value of $24,653.

NOTE 8 – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,800 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of June 30, 2016 and December 31, 2015 the Company amortized the entire debt discount and recorded accrued interest of $93,014 and $68,082, respectively. See Note 5.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants that expire January 29, 2021. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of June 30, 2016, the Company amortized $4,399 and accrued interest of $1,258, respectively. See Note 5.

In February, 2016, the Company President advanced the Company an additional $7,500. These amounts were repaid as of June 30, 2016.

For the six months ended June 30, 2016 and 2015, the Company recorded rent expense of $12,000 and $11,500, respectively. As of June 30, 2016, the Company accrued rent of $35,500 due to the Company’s president.

As of June 30, 2016 and December 31, 2015 the Company owed its President accrued salary of $109,803 and $38,200, respectively.

On October 1, 2015 the Company entered into lease with the Director of the Company and Father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. As of June 30, 2016 and December 31, 2015 the Company accrued $15,000 and $7,500.

NOTE 9 – SUBSEQUENT EVENTS

During July 2016, the Company executed stock purchase agreements with third parties for the sale of 60,004 shares of common stock and the Company received gross proceeds of $90,004.

On July 1, 2016, the Company entered into a property lease with the Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company has a ten year option to extend for terms of the lease, for a one year term.

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment.

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

2015 was a transformative year for Bang Holdings. We quintupled the direct reach of our 4TwentyToday network of channels over the course of the year to around 500,000 users and expanded the reach of our social influencer network to more than 11 million. Further, in the first half of 2016, we have grown our user base to nearly one million subscribers. At five persons, our core team has remained small and highly efficient, and has built a firm foundation for growth in the quarters and years to come.

Business Overview

Bang Holdings Corp wholly owns two subsidiaries, Bang Digital Media, a cannabis focused digital media company, and Bang Vapor, an e-juice company that can crossover to the cannabis market.

On May 9, 2016, the Food and Drug Administration (FDA) announced the issuance of a final rule (the “Rule”) deeming all tobacco products, including “electronic cigarettes” and their components and parts, subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). As a result of the new Rule, all electronic cigarette products will be subject to the same FD&C Act provisions and relevant regulatory requirements to which cigarettes are subject. Due to this increased regulatory scrutiny, the Company has shifted its focus to concentrate primarily on the cannabis focused media segment of its operations.

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

4TwentyToday is a digital, multi-platform channel that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of one million users of our network, with a steady growth rate of around two percent per week. By continuing to create targeted, quality content for this community on a daily basis 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Using the same skillset, we are developing VaporBang – a digital, multi-platform community for vaping enthusiasts. At more than 86,000 strong, ours is the largest vaping community on Facebook.

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

Plan of Operations

Bang will continue to build partnerships with influential social media personalities and celebrities in several key genres to serve as brand ambassadors for our clients. By continuing to give a unique platform to YouTubers and Vine stars to monetize their social media followings, Bang will be able to build brand awareness and employ an army of influencers to sell and promote product. Compensation to social media personalities and celebrities will be bonus incentivized along with a commission structure.  Therefore, we anticipate no up-front expenditures.

Results of Operations

For the three months ended June 30, 2016 and for three months ended June 30, 2015

Revenue

We generated revenue of $63 for the three month period ended June 30, 2016 compared to $0 for the comparable period ended June 30, 2015.

Operating Expenses

We incurred operating expenses of $239,776 for the three month period ended June 30, 2016, as compared to $350,731 for the comparable period ended June 30, 2015, a decrease of $110,955. The decrease in operating expenses is primarily attributable to a decrease of $177,504 in general and administrative expenses. This decrease was offset by an increase of $62,179 in professional fees.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $15,829, as compared to $107,654 for the comparable period ended June 30, 2015, a decrease of $91,825. The decrease in interest expense is primarily attributable to the full accretion of the debt discount on the August 2014 convertible promissory note in 2015.

Net Loss

We had a net loss of $255,591 for the three month period ended June 30, 2016, as compared to $458,385 for the comparable period ended June 30, 2015, a decrease of $202,794. The decrease in net loss is primarily attributable to the significant decreases in operating expenses and interest expense.

For the six months ended June 30, 2016 and for six months ended June 30, 2015

Revenue

We have generated $123 in revenue for the six month period ended June 30, 2016, as compared to $0 for the comparable period ended June 30, 2015.

Operating Expenses

We incurred operating expenses of $456,836 for the six month period ended June 30, 2016, as compared to $656,951 for the comparable period ended June 30, 2015, a decrease of $200,115. The decrease in operating expenses is primarily attributable to a decrease of $177,500 in general and administrative expenses. In addition to this decrease in general and administrative expenses, professional fees for the six months ended June 30, 2016 decreased by $24,511 compared to the six months ended June 30, 2015.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $30,588, as compared to $214,126 for the comparable period ended June 30, 2015, a decrease of $183,538. The decrease in interest expense is primarily attributable to the full accretion of the debt discount on the August 2014 convertible promissory note in 2015.

Net Loss

We had a net loss of $487,406 for the six month period ended June 30, 2016 as compared to $871,077 for the comparable period ended June 30, 2015, a decrease of $383,671. The decrease in net loss is primarily due to the significant decreases in operating expenses and interest expense.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2016, we had a cash balance of $218,670. Since inception, we raised $500,000 and $350,000 from the sale of warrants and a convertible debenture to Platinum Partners Liquid Opportunity Master Fund LP, $66,600 from the sale of common stock through a private placement, $30,000 from a convertible debenture, $8,000 from loans payable and $210,000 from the exercise of warrants to fund our operating expenses, pay our obligations, and grow our company. On April 20, 2016, the Company executed a stock purchase agreement with a third party for the sale of 200,000 shares of common stock and the Company received gross proceeds of $200,000. On April 21, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000. On June 10, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, through December 2016. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016.  Therefore, our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes total current assets, liabilities and working capital at June 30, 2016, compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$291,663	$109,415	$182,248
Current Liabilities	$1,184,743	$1,024,863	$159,880
Working Capital Deficit	$(893,080)	$(915,448)	$(22,368)

At June 30, 2016, we had a working capital deficit of $(893,080), as compared to working capital deficit of $(915,448) at December 31, 2015, a decrease of $(22,368).

Net Cash Used In Operating Activities

Net cash used in operating activities of $(266,596) for the six months ended June 30, 2016 consisted primarily of an increase in accounts payable and accrued expenses of $120,836 and loss from operations adjusted by non-cash items totaling $100,569.

Net Cash Provided By (Used In) Investing Activities

There was no cash provided by (used in) investing activities for the six months ended June 30, 2016 compared to $13,676 used for the purchase of fixed assets during the six months ended June 30, 2015.

Net Cash Provided By Financing Activities

Net cash provided by investing activities of $468,002 for the six months ended June 30, 2016 consisted primarily of proceeds of loans payable of $8,000, proceeds from convertible note – related party of $30,000, proceeds from exercise of warrants of $210,000 and proceeds from the private placement of securities of $220,002. During the six months ended June 30, 2015, the Company received proceeds of $65,350 from the private placement of securities.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Board and the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2016. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM I A - RISK FACTORS

With the exception of the Risk Factor listed below, there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2016, a related party converted 285,714 warrants into 285,714 shares of common stock and the Company received proceeds of $100,000.

On January 26, 2016, a related party converted 28,581 warrants into 28,581 shares of common stock and the Company received proceeds of $10,000.

On March 29, 2016, the Company issued 3,000 shares of common stock for the settlement of an outstanding payable of $1,500.

On April 15, 2016, the Company issued 37,500 shares of common stock and recorded stock-based compensation of $28,335 which is included in total stock-based compensation.

On April 21, 2016, the Company issued 200,000 shares of common stock for the receipt of gross proceeds of $200,000.

On April 22, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000.

On May 17, 2016, the Company issued 6,668 shares of common stock for the receipt of gross proceeds of $10,000.

On May 26, 2016, the Company issued 25,000 warrants to a consultant with an exercise price of $1.00 per share that expire May 26, 2018.

On June 10, 2016, a related party converted 142,857 warrants into 142,857 shares of common stock and the Company received proceeds of $50,000.

On June 24, 2016, the Company issued 6,668 shares of common stock for the receipt of gross proceeds of $10,002.

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2016, the Company is in default on the repayment of its convertible note payable of $500,000. The notes accrue interest at 10% per annum and were due and payable as of August 2, 2015. (See “Note 5 – Convertible Notes Payable – Related Party” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016).

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On July 11, 2016, the Company executed a stock purchase agreement with a third party for the sale of 20,000 shares of common stock and the Company received gross proceeds of $30,000.

On July 19, 2016, the Company executed a stock purchase agreement with third parties for the sale of 40,004 shares of common stock and the Company received gross proceeds of $60,004.

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment.

On July 1, 2016, the Company entered into a property lease with the Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company has a ten year option to extend for terms of the lease, for a one year term.

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

BANG HOLDINGS CORP.

Date: August 19, 2016	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2016	By:	/s/ Adam Mutchler
Adam Mutchler, Chief Financial Officer (Principal Financial Officer)