Form 10-Q
period 2016-09-30
Bang Holdings Corp.
filed 2016-11-15
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016 there were 23,270,353 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$247,939	$17,264
Prepaid expenses	593	19,753
Inventory	72,332	72,398

TOTAL CURRENT ASSETS	320,864	109,415

FURNITURE AND EQUIPMENT, Net	4,398	5,425

TOTAL ASSETS	$325,262	$114,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$81,084	$36,113
Accrued expenses	533,038	480,650
Accrued payroll and related expenses	154,883	-
Due to related party	14,600	8,100
Convertible notes payable	60,000	-
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,343,605	1,024,863

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,263,720 and 22,318,364 shares issued and outstanding, respectively	2,329	2,234
Additional paid in capital	2,188,201	1,545,780
Accumulated deficit	(3,208,873)	(2,458,037)
TOTAL STOCKHOLDERS' DEFICIT	(1,018,343)	(910,023)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$325,262	$114,840

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue
Sales	$-	$576	$123	$576
Cost of goods sold	-	249	105	249
Gross Profit	-	327	18	327

OPERATING EXPENSES
Sales and marketing	22,078	6,414	56,237	38,677
Professional fees	50,024	14,363	151,999	140,849
General and administrative	170,864	167,551	491,566	665,753
Total Operating Expenses	242,966	188,328	699,802	845,279

NET LOSS FROM OPERATIONS	(242,966)	(188,001)	(699,784)	(844,952)

OTHER EXPENSES
Interest expense	(20,464)	(67,015)	(51,052)	(281,141)
Total Other Expenses	(20,464)	(67,015)	(51,052)	(281,141)

Net loss before provision for income taxes	(263,430)	(255,016)	(750,836)	(1,126,093)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(263,430)	$(255,016)	$(750,836)	$(1,126,093)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	23,234,020	21,447,532	22,930,175	21,352,385

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

					Additional
	Preferred		Common		Paid-in	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance December 31, 2015	-	$-	22,318,364	$2,234	$1,545,780	$(2,458,037)	$(910,023)

Stock Issued for Cash	-	-	273,340	27	309,979	-	310,006

Exercise of common stock warrants	-	-	600,009	60	209,940	-	210,000

Compensation for services	-	-	69,007	8	66,860	-	66,868

Warrants issued for services	-	-	-	-	24,653	-	24,653

Stock option expense	-	-	-	-	18,989	-	18,989

Common stock issued for settlement of payable	-	-	3,000	-	1,500	-	1,500

Discount on convertible note issued as warrants	-	-	-	-	10,500	-	10,500

Net loss	-	-	-	-	-	(750,836)	(750,836)

Balance September 30, 2016	-	$-	23,263,720	$2,329	$2,188,201	$(3,208,873)	$(1,018,343)

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,836)	$(1,126,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	130,263	111,893
Amortization of debt discount	10,500	243,724
Depreciation expense	1,027	906
Options issued for services	-	46,463
Changes in operating assets and liabilities:
Decrease in inventory	66	-
Increase in deposits	-	(55,124)
(Increase) decrease in prepaid expenses	(593)	83,187
Increase in accounts payable, accrued expenses and accrued payroll and related expenses	253,742	309,131
Net Cash Used In Operating Activities	(355,831)	(385,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(31,975)
Net Cash Used In Investing Activities	-	(31,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	14,000	-
Repayments of related party advances	(7,500)	-
Proceeds from convertible note	60,000	-
Proceeds from convertible note - related party	30,000	-
Repayment of convertible note - related party	(30,000)	-
Proceeds from exercise of warrants	210,000	100,000
Proceeds from sale of securities	310,006	66,350
Net Cash Provided By Financing Activities	586,506	166,350

NET INCREASE / (DECREASE) IN CASH	230,675	(251,538)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,264	376,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$247,939	$125,130

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$10,500	$-
Prepaid stock based compensation	$19,753	$-
Stock issued for settlement of loan	$1,500	$-

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission ("SEC") on Form 10-K on April 14, 2016.

(C) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the nine months ended September 30, 2016, the Company has incurred net operating losses and used cash in operations. As of September 30, 2016, the Company has an accumulated deficit of $3,208,873 and used cash in operations of $355,831. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	September 30, 2016	December 31, 2015

Computer equipment	$6,845	$6,845
Website development	-	17,174
Total	6,845	24,019
Impairments	-	(17,174)
Accumulated depreciation	(2,447)	(1,420)
Balance	$4,398	$5,425

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $1,027 and $906, respectively.

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

(G) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended September 30, 2016 and 2015, advertising, marketing and promotion expense was $32,971 and $38,677, respectively.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 969,277 shares issuable upon the exercise of options and warrants and 1,468,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for nine months ended September 30, 2016. The Company had 1,514,286 shares issuable upon the exercise of options and warrants and 1,428,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for nine months ended September 30, 2015.

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

NOTE 3 – PREPAID EXPENSES

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the nine months ended September 30, 2016, the Company expensed $19,753. The balance in prepaid expenses related to the above common stock issuance was $0 as of September 30, 2016 and $19,753 as of December 31, 2015.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($0.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $0.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,900 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of September 30, 2016 and December 31, 2015 the Company amortized $381,800 and accrued interest of $107,630 and $68,082, respectively. As of September 30, 2016 and December 31, 2015 the convertible note payable was in default.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $2.00 per share, subject to adjustment. Pursuant to the note agreement, for a period of one year following the Initial Closing Date, the Company shall agree to or not issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion price in effect at such time without the consent of the purchaser, then the conversion price shall be reduced to such lower price. Under ASC 815-40-15, the Company is required to account for convertible debt with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the Company’s securities, the Company determined that the convertible notes payable were not readily convertible to cash and therefore no derivative liability has been recorded.

In addition, the Company agreed to issue 30,000 warrants with an exercise price of $1.50 per share that expire on January 29, 2021. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of September 30, 2016, the Company amortized $10,500 and accrued interest of $1,887, respectively and fully paid off the note.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001.

During the nine months ended September 30, 2016, the Company issued 273,340 shares for the receipt of gross proceeds of $310,006.

During the nine months ended September 30, 2016, the Company issued 3,000 shares for the settlement of an outstanding payable of $1,500.

During the nine months ended September 30, 2016, a related party converted 600,009 warrants into 600,009 shares of common stock and the Company received proceeds of $210,000.

During the nine months ended September 30, 2016, the Company issued 69,007 shares of common stock and recorded stock-based compensation of $66,868 which is included in total stock-based compensation.

NOTE 8 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees for the period ended September 30, 2016 and the related changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2015	300,000	$0.50
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2016	300,000	$0.50

	Options Outstanding			Options Exercisable
Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
$0.50	300,000	—	$0.50	200,000	$0.50

During the nine months ended September 30, 2016, the Company recorded total option expense of $18,989. As of September 30, 2016, the future value on unvested stock options was $13,757. The intrinsic value of the vested stock option at September 30, 2016 was $186,000.

The following tables summarize all warrant grants to for the period ended September 30, 2016 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2015	1,214,286	$0.35
Granted	55,000	0.65
Exercised	(600,009)	—
Expired	—	—
Balance at September 30, 2016	669,277	$1.30

As discussed in Note 6 above, the Company issued 30,000 warrants with an exercise price of $1.50 per share that expire January 29, 2021. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 314%, risk free interest rate of 1.33%, and expected life of 5 years with a fair value of $10,500.

During the nine months ended September 30, 2016, the Company issued 25,000 warrants to a consultant with an exercise price of $1.00 per share that expire May 26, 2018. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 347%, risk free interest rate of 1.33%, and expected life of 2 years with a fair value of $24,653.

NOTE 9 – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,800 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of September 30, 2016 and December 31, 2015 the Company amortized the entire debt discount and recorded accrued interest of $107,630 and $68,082, respectively. See Note 6.

On October 1, 2015 the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of September 30, 2016 and December 31, 2015 the Company accrued rent of $22,500 and $7,500 under the lease agreement. Rent expense under the lease for the three months ended September 30, 2016 and 2015 was $0. Rent expense under the lease for the nine months ended September 30, 2016 and 2015 was $15,000 and $0.

On July 1, 2016 the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of September 30, 2016 the Company accrued rent of $7,500 under the lease agreement. Rent expense under the lease for the three and nine months ended September 30, 2016 was $7,500.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants that expire January 29, 2021. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of September 30, 2016, the Company amortized $10,500 and accrued interest of $1,887, respectively and fully paid off the note (See Note 5).

In February, 2016, the Company President advanced the Company an additional $7,500. These amounts were repaid as of September 30, 2016.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the three months ended September 30, 2016 and 2015, the Company recorded rent expense of $0 and $6,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded rent expense of $12,000 and $17,500, respectively. As of September 30, 2016, the Company accrued rent of $35,500 due to the Company’s president.

As of September 30, 2016 and December 31, 2015 the Company owed its President accrued salary of $148,803 and $38,200, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On October 10, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $25,000. The note accrues interest at 10% per annum maturing on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment.

On October 24, 2016, the Company entered into a stock purchase agreement with a third party. The agreement allows the third party to purchase 6,633 of the Company’s shares at a price of $9,950.09 ($1.50 per share).

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

During fiscal year 2015, we quintupled the direct reach of our 4TwentyToday network of channels over the course of the year to around 500,000 users and expanded the reach of our social influencer network to more than 11 million. Further, in the first nine months of 2016, we have grown our user base to nearly one million subscribers. At five persons, our core team has remained small and highly efficient, and has built a firm foundation for growth in the quarters and years to come.

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

Results of Operations

For the three months ended September 30, 2016 and for three months ended September 30, 2015

Revenue

We generated no revenue for the three month period ended September 30, 2016 compared to $576 for the comparable period ended September 30, 2015.

Operating Expenses

We incurred operating expenses of $242,966 for the three month period ended September 30, 2016, as compared to $188,328 for the comparable period ended September 30, 2015, an increase of $54,638. The increase in operating expenses is primarily attributable to an increase of $35,661 in professional fees and an increase of $15,664 in sales and marketing expenses.

Interest Expense

Interest expense for the three months ended September 30, 2016 was $20,464 in relation to the convertible notes and accretion of debt discount. During the three months ended September 30, 2015, the Company recorded interest expenses of $67,015.

Net Loss

We had a net loss of $263,430 for the three month period ended September 30, 2016, as compared to $255,016 for the comparable period ended September 30, 2015, an increase of $8,414. The increase in net loss is primarily attributable to the significant increases in operating expenses partially offset by a decrease in interest expense.

For the nine months ended September 30, 2016 and for nine months ended September 30, 2015

Revenue

We have generated $123 in revenue for the nine month period ended September 30, 2016, as compared to $576 for the comparable period ended September 30, 2015.

Operating Expenses

We incurred operating expenses of $699,802 for the nine month period ended September 30, 2016, as compared to $845,279 for the comparable period ended September 30, 2015, a decrease of $145,477. The decrease in operating expenses is primarily attributable to a decrease of $174,187 in general and administrative expenses during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in general and administrative expenses was partially offset by an increase in professional fees of $11,150 and an increase in sales and marketing expenses of $17,560 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $51,052 in relation to the convertible notes and accretion of debt discount. During the nine months ended September 30, 2015, the Company recorded interest expenses of $281,141.

Net Loss

We had a net loss of $750,836 for the nine month period ended September 30, 2016 as compared to $1,126,093 for the comparable period ended September 30, 2015, a decrease of $375,257. The decrease in net loss is primarily due to the significant decreases in operating expenses and interest expense.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2016, we had a cash balance of $247,939. From January 1, 2016 through the date of this filing, we raised $85,000 from the sale of convertible debentures to independent third party investors, $30,000 from the sale of convertible debentures to the Company’s president, $319,956 from the sale of common stock through private placements, $14,000 in advances from related parties and $210,000 from the exercise of warrants to fund our operating expenses, pay our obligations, and grow our company. In addition the Company paid related party convertible notes in the amount of $30,000 and related party advances in the amount of $7,500.

We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company.  Therefore, our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Working Capital

The following table summarizes total current assets, liabilities and working capital at September 30, 2016, compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$320,864	$109,415	$211,449
Current Liabilities	$1,343,605	$1,024,863	$318,742
Working Capital Deficit	$(1,022,741)	$(915,448)	$(107,293)

At September 30, 2016, we had a working capital deficit of $1,022,741, as compared to working capital deficit of $915,448 at December 31, 2015, an increase of $107,293.

Net Cash Used In Operating Activities

Net cash used in operating activities of $355,831 for the nine months ended September 30, 2016 consisted primarily of an increase in accounts payable and accrued expenses of $253,742 and loss from operations adjusted by non-cash items totaling $141,790.

Net Cash Used In Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2016 compared to $31,975 used for the purchase of fixed assets during the nine months ended September 30, 2015.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $586,506 for the nine months ended September 30, 2016 consisted primarily of proceeds from convertible notes of $60,000, proceeds from related party convertible notes of $30,000, proceeds from exercise of warrants of $210,000 and proceeds from the private placement of securities of $310,006. During the nine months ended September 30, 2015, the Company received proceeds from the private placement of securities of $66,350 and proceeds from exercise of warrants of $100,000.

Off-Balance Sheet Arrangements

As of September 30, 2016 we had no off-balance sheet arrangements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2016. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2016, the Company issued 20,000 shares of common stock for the receipt of gross proceeds of $30,000.

On July 19, 2016, the Company issued 40,004 shares of common stock for the receipt of gross proceeds of $60,004.

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

On August 3, 2016, the Company issued 18,000 shares of common stock and recorded stock-based compensation of $27,000 which is included in total stock-based compensation.

On September 27, 2016, the Company issued 13,507 shares of common stock for professional services and recorded stock based compensation of $10,699.

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2016, the Company is in default on the repayment of its convertible note payable of $500,000. The notes accrues interest at 10% per annum and were due and payable as of August 2, 2015. See “Note 6 – Convertible Notes Payable – Related Party” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016.

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

BANG HOLDINGS CORP.

Date: November 14, 2016	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam Mutchler
Adam Mutchler, Chief Financial Officer
(Principal Financial Officer)