Form 10-K
period 2016-12-31
Bang Holdings Corp.
filed 2017-04-10
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

BANG HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Commission file number: 333-204011

Colorado	46-5707130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 NE Miami Gardens Drive, Suite 202

North Miami Beach, FL 33179

(Address of principal executive offices, including zip code)

(305) 600-2417

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2016 was $3,475,333. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 10, 2017, 23,342,572 shares of our common stock were outstanding.

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

PART I

Item 1. Business

Overview

Bang Holdings Corp wholly owns two subsidiaries, Bang Digital Media, a cannabis focused digital media company, and Bang Vapor, an e-juice company.

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network.

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, and 4TT/V which cross the social media platforms of Facebook, Twitter, Massroots, Instagram, SnapChat and YouTube.

4TwentyToday is a digital, multi-platform channel that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of 625,000 users of our network, with a steady growth rate of around three thousand subscribers per week. By continuing to create targeted, quality content for this community on a daily basis 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Using the same skillset, we are developing VaporBang – a digital, multi-platform community for vaping enthusiasts. At more than 88,000 strong, ours is the largest vaping community on Facebook. This enabled us to carry out beta testing of product to this targeted audience and to develop strong recognition for the Bang brand.

Our most successful post on Facebook in 2016 had 15.6 million views, leading to 1,832,507 “reactions,” 610,000 “shares,” and 164,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products.

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expand the Bang network by more than 12 million users.

Ultimately, the KPI (Key Performance Indicator) of Bang Digital Media is in the direct and expanded growth of our networks. By continuing to grow 4TwentyToday and the ‘Green Monkey Network’ to 100 million users we will have the digital reach to propel marijuana-friendly brands into the spotlight.

Bang Vapor is a marketer of vaporizer pens and E-liquid for the vaporizer industry, through the use of a razor and razor blade model. “Electronic cigarettes” or “e-cigs” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

Bang Vapor completed its soft launch in the first quarter of 2016. Due to costs involved in meeting the new deeming regulations imposed by the FDA on E-liquid Bang Vapor will not be sustainable or profitable moving forward. During the first quarter of 2017, all Bang Vapor digital property - i.e. Facebook and other social media pages, created content, subscriber lists, etc. have been transferred to Bang Digital Media.

Trademarks

On April 15, 2015, the Company applied for trademarks for “BANG,” (Ser. No. 86598258 “BANG VAPOR,” (Ser. No. 86598261) and “BANG VAPOR CLUB.” (Ser. No. 86598264). Those trademarks were granted and became officially registered on March 29, 2016.

On January 25th, 2017, the Company applied for trademarks for “American Toker,” (Ser. No. 87312970, Ser. No. 87312927, Ser. No. 87312838, Ser. No. 87312795). Those trademarks were granted and became officially registered on January 25th, 2017.

Marketing and Sales

The Company’s marketing strategy is a multi-pronged approach that includes viral marketing strategies, celebrity & social influencer endorsements, affiliate marketing, conventional online advertising and attending tradeshows. During 2016, we spent approximately $100,000 on the creation and growth of Bang Digital Media, the primary social media footprint of Bang Holdings Corp.  We employ only one full-time employee who handles all of the Company's social media accounts, which currently has approximately 1,600,000 subscribers across various social media platforms, including, but not limited to, Facebook, YouTube, Instagram, and MassRoots.

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

Size of Market

According to the Tobacco Vapor Electronic Cigarette Association, there are approximately 3.5 million e-cigarette users. And while, according to Wells Fargo Securities, the total tobacco volume is decreasing by around 2% per year, the smokeless tobacco volume increased by around 5%. Additionally, Wells Fargo analysts expect the e-cigarette annual growth to be over 20%. (Source:www.ecigarette-politics.com/files/WF-DallasMarch2014.ppt)

According to research carried out by the Pew Research Center, 49 percent of Americans admit to having used marijuana, and some 18.9 million have done so within the last calendar month. (Source: http://www.pewresearch.org/fact-tank/2015/04/14/6-facts-about-marijuana/)

According to industry research the annual legal marijuana market is expected to grow to $22 billion within four years. (Source: The State of Legal Marijuna Markets, 3rd Edition by Arcview Market Research)

There is significant market crossover within the communities Bang has built online, as many marijuana users are vaporizing their pot.

Competition

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

Employees and Independent Contractors

As of April 10, 2017, we have four (4) full time employees and one independent contractor. We have no part time employees.

Over time, we may be required to hire employees or engage independent contractors in order to execute various projects necessary to grow and develop the business. These decisions will be made by our Officers and Directors, if and when appropriate.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive office and mailing address is 1400 NE Miami Gardens Drive, Ste. 202, North Miami Beach FL 33179. Our telephone number is 305-600-2417. The Company is leasing warehouse space owned by William Berke, M.D., an officer of the company, for $2,500 per month.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our shares of common stock is quoted on the OTC QB under the symbol “BXNG”.

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic and our stock is thinly traded.

Quarter Ended	High		Low
December 31, 2016		$3.86		$1.36
September 30, 2016		$1.75		$1.21
June 30, 2016	$	n/a	$	n/a
March 31, 2016	$	n/a	$	n/a
December 31, 2015	$	n/a	$	n/a
September 30, 2015	$	n/a	$	n/a
June 30, 2015	$	n/a	$	n/a
March 31, 2015	$	n/a	$	n/a

(b)	Holders

According to the records of our transfer agent, as of April 10, 2017 there were approximately 58 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

On October 01, 2016, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On October 09, 2016, the Company issued 936 shares of common stock for professional services and recorded stock based compensation of $1,404.

On October 10, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $25,000. The note accrues interest at 10% per annum maturing on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment.

On October 13, 2016, the Company issued 286 shares of common stock for professional services and recorded stock based compensation of $429.

On October 24, 2016, the Company issued 6,633 shares of common stock for the receipt of gross proceeds of $9,950.

On November 01, 2016, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On November 15, 2016, the Company issued 4,000 shares of common stock for the receipt of gross proceeds of $10,000.

On December 01, 2016, the Company issued 130 shares of common stock for professional services and recorded stock based compensation of $195.

On December 01, 2016, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On December 09, 2016, the Company issued 25,000 shares of common stock for the receipt of gross proceeds of $50,000.

On December 31, 2016, the Company issued 23,699 shares of common stock for professional services and recorded stock based compensation of $35,549.

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

2016 was a transformative year for Bang Holdings. We quintupled the direct reach of our 4TwentyToday network of channels over the course of the year to around 500,000 users and expanded the reach of our social influencer network to more than 11 million. At five persons, our core team has remained small and highly efficient, and has built a firm foundation for growth in the quarters and years to come.

Business Overview

Bang Holdings Corp wholly owns two subsidiaries, Bang Digital Media, a cannabis focused digital media company, and Bang Vapor, an e-juice company.

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network.

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, and 4TT/V which cross the social media platforms of Facebook, Twitter, Massroots, Instagram, SnapChat and YouTube.

4TwentyToday is a digital, multi-platform channel that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of 625,000 users of our network, with a steady growth rate of around three thousand subscribers per week. By continuing to create targeted, quality content for this community on a daily basis 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Using the same skillset, we are developing VaporBang – a digital, multi-platform community for vaping enthusiasts. At more than 88,000 strong, ours is the largest vaping community on Facebook. This enabled us to carry out beta testing of product to this targeted audience and to develop strong recognition for the Bang brand.

Our most successful post on Facebook in 2016 had 15.6 million views, leading to 1,832,507 “reactions,” 610,000 “shares,” and 164,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products.

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expand the Bang network by more than 12 million users.

Ultimately, the KPI of Bang Digital Media is in the direct and expanded growth of our networks. By continuing to grow 4TwentyToday and the ‘Green Monkey Network’ to 100 million users we will have the digital reach to propel marijuana-friendly brands into the spotlight.

Bang Vapor completed its soft launch in the first quarter of 2016. Due to costs involved in meeting the new deeming regulations imposed by the FDA on E-liquid Bang Vapor will not be sustainable or profitable moving forward. During the first quarter of 2017, all Bang Vapor digital property - i.e. Facebook and other social media pages, created content, subscriber lists, etc. have been transferred to Bang Digital Media.

Plan of Operations

In the twelve month period, we intend to develop our business in the following areas:

•	Bang Vapor intends to liquidate inventory and cease all operations in 2017. Bang’s future in the vapor industry will be entirely managed by Bang Digital Media and focused on content creation, social media and digital marketing.

•

Bang Digital Media entered into an agreement with Elevation Ministries to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ launching in Q2 2017. The two-year contract signed and announced in Q1 2017, will be worth a minimum of $250K and potentially more than a $1 million with bonuses.

Bang Digital Media will continue to pursue new clients to coordinate digital strategy, social media management, video production, web development, and other online marketing services.

•	Bang Digital Media is building out a fully automated digital advertising platform, with a projected Q4 2017 launch. The platform allows publishers to always receive the highest price for their advertising space, while advertisers can reach the maximum number of targeted customers, including cannabis customers, at the best price.

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

Financing

On August 22, 2014, the Company entered into a Securities Purchase Agreement with Platinum Partners Liquid Opportunity Master Fund LP (“Platinum”) whereby the Company issued 1,000,000 shares of Common Stock to the Company at $0.35 per share for a purchase price of $350,000. In consideration for Platinum agreeing to purchase the 1,000,000 shares, the Company agreed to issue to Platinum share purchase warrants entitling Platinum the right to acquire 1,500,000 shares of the Company’s Common stock, at $0.35 per share. In October 2014, Platinum purchased the 10% Convertible Debenture for the aggregate amount of $500,000. On September 25, 2015, Platinum exercised 285,714 warrants for cash proceeds of $100,000. On January 26, 2016 the related party exercised 28,581 warrants for cash proceeds of $10,000. On March 16, 2016 the related party exercised 285,714 warrants for cash proceeds of $100,000. The outstanding principal balance on the note at December 31, 2016 and 2015 was $500,000. Accrued and unpaid interest on the note at December 31, 2016 and 2015 was $118,219 and $68,082, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

Results of Operations

For the years ended December 31, 2016 and 2015

Revenue:

From inception through December 31, 2016 the Company has generated minimal revenues.

Cost of Goods Sold:

The Company wrote down inventory to net realizable value as of December 31, 2016 and recorded a loss on write-off of inventory of $72,332 for the year ended December 31, 2016 in the consolidated statements of operations.

Operating Expenses:

We incurred operating expenses of $1,051,676 for the year ended December 31, 2016, as compared to $1,403,818 during the year ended December 31, 2015, a decrease of $352,142. The decrease in operating expenses is primarily attributable to a decrease of $237,872 in sales and marketing expenses, a decrease of $108,217 in professional fees and a decrease of $6,053 in general and administrative expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Interest Expense:

Interest expense for the year ended December 31, 2016 was $65,796 primarily in relation to the Company’s convertible notes and accretion of debt discount. During the year ended December 31, 2015, the Company recorded interest expense of $293,724.

Net Loss:

We had a net loss of $1,189,654 for the year ended December 31, 2016 as compared to $1,697,215 for the year ended December 31, 2015, a decrease of $507,561. The decrease in net loss is primarily due to the significant decreases in operating expenses and interest expense.

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

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2016, we had a cash balance of $244,968. From January 1, 2016 through December 31, 2016, we raised $85,000 from the sale of convertible debentures to independent third party investors, $30,000 from the sale of convertible debentures to the Company’s president, $379,956 from the sale of common stock through private placements, $14,000 in advances from related parties and $210,000 from the exercise of warrants to fund our operating expenses, pay our obligations, and grow our company. In addition the Company paid related party convertible notes in the amount of $30,000 and related party advances in the amount of $15,000.

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

Going Concern and Management’s Liquidity Plans

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the year ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

The Company may also require additional funding to finance the growth of our anticipated future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The Company’s plan regarding these matters is to raise additional debt and/or equity financing to allow the Company the ability to cover its current cash flow requirements and meet its obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, the Company may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Working Capital

The following table summarizes total current assets, liabilities and working capital at December 31, 2016, compared to December 31, 2015:

	December 31, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$255,757	$109,415	$146,342
Current Liabilities	$1,068,793	$1,024,863	$43,930
Working Capital Deficit	$(813,036)	$(915,448)	$(102,412)

At December 31, 2016, we had a working capital deficit of $813,036, as compared to working capital deficit of $915,448 at December 31, 2015, a decrease of $102,412.

Net Cash Used In Operating Activities

Net cash used in operating activities of $446,252 during the year ended December 31, 2016 consisted primarily of an increase in accounts payable and accrued expenses of $256,757 and loss from operations adjusted by non-cash items totaling $455,368.

Net cash used in operating activities of $519,391 during the year ended December 31, 2015 consisted primarily of an increase in accounts payable and accrued expenses of $428,830 and loss from operations adjusted by non-cash items totaling $757,336.

Net Cash Used In Investing Activities

There was no cash used in investing activities during the year ended December 31, 2016 compared to $14,475 used for the purchase of fixed assets during the year ended December 31, 2015.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $673,956 during the year ended December 31, 2016 consisted primarily of proceeds from convertible notes of $85,000, proceeds from related party convertible notes of $30,000, proceeds from the exercise of warrants of $210,000, proceeds from the private placement of securities of $379,956 and proceeds from related party advances of $7,500. In addition the Company paid related party convertible notes in the amount of $30,000 and related party advances in the amount of $15,000.

During the year ended December 31, 2015, the Company received proceeds from the private placement of securities of $66,362, proceeds from the exercise of warrants of $100,000 and proceeds from related party advances of $8,100.

Off-Balance Sheet Arrangements

As of December 31, 2016 we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies (along with new accounting pronouncements) are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2016. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and directors as of December 31, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Steve Berke	35	President, Chief Executive Officer, Secretary and Director
Adam Mutchler	37	Chief Financial Officer, Chief Operating Officer, Treasurer and Director
William Berke	72	Chief Medical Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Steve Berke was born and raised in North Miami, Florida. He graduated from Yale University in 2003. Steve has been President and Chief Executive Officer of the Company since May 2014. From 2010 through his engagement with the Company, Steve was a Sales Associate of Condonomics. Inc., a real estate company involved in sales and leasing of properties. In 2004, Mr. Berke was invited to be one of 16 young entrepreneurs on a primetime FOX network television show with Virgin Group CEO, Sir Richard Branson. Having learned the importance of branding and showmanship from his mentor Sir Richard, Mr. Berke began developing his own brand by performing stand-up comedy and creating a YouTube channel, where he produced comedic videos - which now have more than 30 million views.

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

William Berke is a licensed family physician and has practiced medicine for more than 40 years. For 25 of those years, Dr. Berke served as a ring physician for both amateur and professional boxing federations - which included a dozen world championship bouts. He was a volunteer physician for the 1996 and 2000 Olympic Games, and also served on the Florida Governor's Medical Advisory Committee. He is currently a Senior Medical Examiner for the Federal Aviation Administration where he has served in that role since 1996.

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

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2016 and 2015 by:

●	each person who served as our chief executive officer in 2016 and 2015; and

●	each person who served as our chief financial officer in 2016 and 2015.

We had no other executive officers during any part of fiscal year ended December 31, 2016 or 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)			Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Steve Berke, Chief Executive Officer	2015	$133,700			—		—	—	—	$133,700
	2016	$156,000		$			—	—	—	$156,000
Adam Mutchler, Chief Financial Officer	2015	$62,500			$95,625	(1)	$17,454	—	—	$133,079
	2016	$65,000		$			$47,873	—	—	$112,873

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

Outstanding Equity Awards as of December 31, 2016

The following table provides information as of December 31, 2016 regarding unexercised stock options and restricted stock outstanding held by Messrs. Berke and Mutchler.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Adam Mutchler	60,000	—	—	$0.001	07/01/17	—	—	—	—
Adam Mutchler	100,000	—	—	$0.001	07/01/18	—	—	—	—
Adam Mutchler	—	150,000	—	$0.001	07/01/19	—	—	—	—
Adam Mutchler	50,000	—	—	$0.50	07/01/17	—	—	—	—
Adam Mutchler	50,000	—	—	$0.50	07/01/18	—	—	—	—
Adam Mutchler	—	50,000	—	$0.50	07/01/19	—	—	—	—

Steve Berke	—	—	—	—	—	—	—		—

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information as of April 10, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

The following table assumes 23,342,572 shares are outstanding as of April 10, 2017.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)(1)
Named Executive Officers and Directors:
Steve Berke, Chief Executive Officer, President and Director (1)	12,330,000	52.75
Adam Mutchler, Chief Financial Officer and Director (2)	260,000	1.10
William Berke (3)	250,000	1.07

Executive Officers and Directors as a group (3 persons)	12,840,000	54.33

5% or greater stockholder
Balance Labs (4)	4,000,000	17.14

Zenith Equity Holdings (5)	3,000,000	12.85

Platinum Partners Liquid Opportunity Master Fund LP (6)	2,980,797	11.59

(1)	Including (i) 12,300,000 shares of Common Stock and (ii) an aggregate of 30,000 shares of Common Stock issuable upon the exercise of the warrants held by such holder.

(2)	Including (i) an aggregate of 260,000 shares of Common Stock issuable upon the exercise of the options held by such holder.

(3)	Steve Berke is the son of William Berke.

(4)	Michael D. Farkas holds 3,500,000 shares of common stock through Balance Holdings and 500,000 shares of stock through Balance Labs.

(5)	Michael I. Bernstein holds 3,000,000 shares of common stock through Zenith Equity Holdings.

(6)	Including (i) 600,179 shares of Common Stock, (ii) an aggregate of 614,277 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,766,341 shares of Common Stock upon the conversion of notes held by such holder.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 22, 2014, the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of December 31, 2015, the debt discount on the note was fully amortized. Amortization of the debt discount on the note for the years ended December 31, 2016 and 2015 was $0 and $243,724, respectively.

The outstanding principal balance on the note at December 31, 2016 and 2015 was $500,000. Accrued and unpaid interest on the note at December 31, 2016 and 2015 was $118,219 and $68,082, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable. See Note 6 to the accompanying consolidated financial statements included elsewhere in this document.

The Company’s President made advances of $600 to the Company during the year ended December 31, 2015 of which $593 was repaid. These amounts are included in due to related party at December 31, 2016 and 2015.

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at its option has the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of December 31, 2016 and 2015, the Company accrued rent of $22,500 and $7,500, respectively under the lease agreement and is included in due to related party at December 31, 2016 and 2015. Rent expense under the lease for the years ended December 31, 2016 and 2015 was $15,000 and $7,500, respectively.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of December 31, 2016 the Company accrued rent of $15,000 under the lease agreement and is included in due to related party at December 31, 2016. Rent expense under the lease for year ended December 31, 2016 was $15,000.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants that expire January 29, 2021. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of December 31, 2016, the Company amortized $10,500 and accrued interest of $1,911, respectively and fully paid off the note principal (See Note 6).

In February, 2016, the Company President advanced the Company an additional $7,500. These amounts were repaid as of December 31, 2016.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the years ended December 31, 2016 and 2015, the Company recorded rent expense of $12,000 and $23,500, respectively. As of December 31, 2016 and 2015, the Company accrued rent of $28,000 and $23,500, respectively due to the Company’s president and is included in due to related party at December 31, 2016 and 2015.

As of December 31, 2016 and December 31, 2015, the Company owed its President accrued salary of $188,000 and $38,200, respectively.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities at a later date in April 2017. An employee of the Company is a member of the board of directors and a founding member of the Church.

On March 20, 2017, the Company entered into an agreement with the Church to provide social media services. The agreement is for two years and the Company will be compensated $10,000 monthly along with performance based compensation as further outlined in the agreement. An employee of the Company is a member of the board of directors and a founding member of the Church.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2016 and 2015, fees for audit and audit related services were as follows:

	2015	2016

Audit Fees	$25,000	$44,588
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$25,000	$44,588

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

Exhibit Number		Description
10.1		Services Agreement between Company and Elevation Ministries, dated March 20, 2017.
31.1 *		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 +		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
32.2 +		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANG HOLDINGS CORP.

Date: April 10, 2017	By:	/s/ Steve Berke
Steve Berke
Chief Executive Officer, President and Chairman of the Board

Date: April 10, 2017		/s/ Adam Mutchler
Adam Mutchler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Berke	Chief Executive Officer, President, and Chairman of the Board	April 10, 2017
Steve Berke	(Principal Executive Officer)

/s/ Adam Mutchler	Chief Financial Officer, Director	April 10, 2017
Adam Mutchler	(Principal Financial Officer)

/s/ William Berke	Director	April 10, 2017
William Berke

BANG HOLDINGS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Bang Holdings Corp.

We have audited the accompanying consolidated balance sheets of Bang Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bang Holdings Corp and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses, negative working capital and used cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 6, 2017

BANG HOLDINGS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$244,968	$17,264
Prepaid expenses	10,789	19,753
Inventory, net of allowance of $72,332	-	72,398

TOTAL CURRENT ASSETS	255,757	109,415

FURNITURE AND EQUIPMENT, Net	4,056	5,425

TOTAL ASSETS	$259,813	$114,840

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$63,957	$36,113
Accrued expenses	136,230	419,463
Accrued payroll and related expenses	211,599	38,280
Loan payable	6,500	-
Due to related party	65,507	31,007
Convertible notes payable	85,000	-
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,068,793	1,024,863

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,342,572 and 22,318,364 shares issued and outstanding, respectively	2,336	2,234
Additional paid in capital	2,836,375	1,545,780
Accumulated deficit	(3,647,691)	(2,458,037)
TOTAL STOCKHOLDERS' DEFICIENCY	(808,980)	(910,023)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$259,813	$114,840

See accompanying notes to consolidated financial statements.

BANG HOLDINGS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2016	December 31, 2015

REVENUE
Sales	$255	$576

COST OF GOODS SOLD
Product costs	105	249
Loss on write-off of inventory	72,332	-
Total Cost of Goods Sold	72,437	249

Gross Profit (Loss)	(72,182)	327

OPERATING EXPENSES
Sales and marketing	82,166	320,038
Professional fees	154,943	263,160
General and administrative	814,567	820,620
Total Operating Expenses	1,051,676	1,403,818

NET LOSS FROM OPERATIONS	(1,123,858)	(1,403,491)

OTHER EXPENSES
Interest expense	(65,796)	(293,724)
Total Other Expenses	(65,796)	(293,724)

Net loss before provision for income taxes	(1,189,654)	(1,697,215)

Provision for Income Taxes	-	-

NET LOSS	$(1,189,654)	$(1,697,215)

Net loss per share - basic and diluted	$(0.05)	$(0.08)

Weighted average number of shares outstanding during the year - basic and diluted	23,025,060	21,805,707

See accompanying notes to consolidated financial statements.

BANG HOLDINGS, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional		Total
	Preferred		Common		Paid-in	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Capital	Deficit	Deficiency

Balance December 31, 2014	-	$-	21,300,000	$2,130	$1,009,863	$(760,822)	$251,171

Stock issued for cash	-	-	132,650	15	66,347	-	66,362

Exercise of common stock warrants	-	-	285,714	29	99,971	-	100,000

Stock options	-	-	-	-	68,548	-	68,548

Compensation for services	-	-	-	-	1,111	-	1,111

Common stock issued for services	-	-	100,000	10	49,990	-	50,000

Common stock issued for trademarks	-	-	500,000	50	249,950	-	250,000

Net Loss	-	-	-	-	-	(1,697,215)	(1,697,215)

Balance December 31, 2015	-	-	22,318,364	2,234	1,545,780	(2,458,037)	(910,023)

Stock issued for cash	-	-	308,971	31	379,925	-	379,956

Exercise of common stock warrants	-	-	600,179	60	209,940	-	210,000

Compensation for services	-	-	112,058	11	132,268	-	132,279

Warrants issued for services	-	-	-	-	24,653	-	24,653

Stock option expense	-	-	-	-	194,482	-	194,482

Vesting of accrued stock based compensation	-	-	-	-	337,327	-	337,327

Common stock issued for settlement of payable	-	-	3,000	-	1,500	-	1,500

Discount on convertible note issued as warrants	-	-	-	-	10,500	-	10,500

Net loss	-	-	-	-	-	(1,189,654)	(1,189,654)

Balance December 31, 2016	-	$-	23,342,572	$2,336	$2,836,375	$(3,647,691)	$(808,980)

See accompanying notes to consolidated financial statements.

BANG HOLDINGS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,189,654)	$(1,697,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	371,167	245,190
Amortization of debt discount	10,500	243,724
Depreciation expense	1,369	1,248
Loss on write-off of inventory	72,332	-
Impairment of websites	-	17,174
Impairment of trademark	-	250,000
Changes in operating assets and liabilities:
Inventory	66	(72,398)
Deposits	-	64,056
Prepaid expenses	(10,789)	-
Accounts payable, accrued expenses and accrued payroll and related expenses	256,757	428,830
Due to related party - accrued rent	42,000	-
Net Cash Used In Operating Activities	(446,252)	(519,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(14,475)
Net Cash Used In Investing Activities	-	(14,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	7,500	8,100
Repayments of related party advances	(15,000)	-
Proceeds from loan payable	6,500	-
Proceeds from convertible notes	85,000	-
Proceeds from convertible note - related party	30,000	-
Repayments of convertible note - related party	(30,000)	-
Proceeds from exercise of warrants	210,000	100,000
Proceeds from sale of securities	379,956	66,362
Net Cash Provided By Financing Activities	673,956	174,462

NET INCREASE / (DECREASE) IN CASH	227,704	(359,404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,264	376,668

CASH AND CASH EQUIVALENTS AT END OF YEAR	$244,968	$17,264

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$10,500	$-
Prepaid stock based compensation	$19,753	$-
Stock issued for settlement of loan	$1,500	$-
Vesting of accrued stock based compensation	$337,327	$-
Common stock issued for trademarks	$-	$250,000

See accompanying notes to consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

(B) Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the year ended December 31, 2016, the Company has incurred net operating losses and used cash in operations. As of December 31, 2016, the Company has an accumulated deficit of $3,647,691 and used cash in operations of $446,252. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2016	December 31, 2015

Computer equipment	$6,845	$6,845
Website development	-	17,174
Total	6,845	24,019
Impairments	-	(17,174)
Accumulated depreciation	(2,789)	(1,420)
Balance	$4,056	$5,425

Depreciation expense for the year ended December 31, 2016 and 2015 was $1,369 and $1,248, respectively. During the year ended December 31, 2015 the Company impaired $17,174 of costs associated with the development of its website.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. The Company wrote down inventory to net realizable value as of December 31, 2016 and recorded an inventory valuation allowance of $72,332 and a loss on write-off of inventory of $72,332 for the year ended December 31, 2016 in the consolidated statements of operations.

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

(G) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2016 and 2015, advertising, marketing and promotion expense was $48,440 and $35,742, respectively.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 2,029,107 shares issuable upon the exercise of options and warrants and 1,826,407 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for year ended December 31, 2016. The Company had 2,924,286 shares issuable upon the exercise of options and warrants and 1,623,092 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for year ended December 31, 2015.

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	2016	2015
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(447,667)	$(638,662)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	145,015	279,053
Deferred tax true-up	21,260	—
Change in valuation allowance	281,392	359,609
Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	2016	2015
Deferred income tax asset:
Fixed assets	$2,154	$4,308
Inventory valuation allowance	27,219	—
Accrued payroll and related expenses - officer	75,106	—
Net operating loss carryforwards	659,874	478,653
Valuation allowance	(764,353)	(482,961)
Deferred income taxes	$—	$—

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $1.75 million, and a deferred tax asset related to the timing difference on fixed asset depreciation of $5,725, an inventory valuation allowance of $72,332 and accrued officer payroll of $199,592 available to offset future taxable income through 2036. This results in deferred tax assets of approximately $764,000 as of December 31, 2016. The valuation allowance increased during the year ended December 31, 2016 by approximately $281,000. Tax returns for the year ended December 31, 2014, 2015 and 2016 remain open to Internal Revenue Service and State audits.

(L) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(M) Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

(N) Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

 In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-06 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

 In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

 In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

 Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 3 – PREPAID EXPENSES

On August 22, 2014, the Company issued 500,000 shares of common stock with a fair value of $175,000 for a one year consulting agreement. During the year ended December 31, 2015, the Company has expensed the remaining fair value of $111,893 relating to the share issuance.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the year ended December 31, 2016 and 2015, the Company expensed $19,753 and $30,247, respectively. The balance in prepaid expenses related to the above common stock issuance was $0 as of December 31, 2016 and $19,753 as of December 31, 2015.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities at a later date in April 2017. An employee of the Company is a member of the board of directors and a founding member of the Church.

NOTE 4 – LOAN PAYABLE

The Company entered in an agreement with a third party for a loan for gross proceeds of $6,500. The loan is non-interest bearing and matures in April 2017. The outstanding principal balance on the loan at December 31, 2016 was $6,500.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at December 31, 2016 was $50,000. Accrued and unpaid interest on the note at December 31, 2016 was $2,192.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at December 31, 2016 was $10,000. Accrued and unpaid interest on the note at December 31, 2016 was $427.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at December 31, 2016 was $25,000. Accrued and unpaid interest on the note at December 31, 2016 was $569. The Company may prepay the note in cash in full according to the following schedule:

0-180 days: 117.5% of principal amount

180-270 days: 115.0% of principal amount

270-360 days: 112.5% of principal amount

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,900 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. On the date of issuance the Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of December 31, 2015, the debt discount on the note was fully amortized. Amortization of the debt discount on the note for the years ended December 31, 2016 and 2015 was $0 and $243,724, respectively.

The outstanding principal balance on the note at December 31, 2016 and 2015 was $500,000. Accrued and unpaid interest on the note at December 31, 2016 and 2015 was $118,219 and $68,082, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

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

In addition, the Company agreed to issue 30,000 warrants with an exercise price of $1.50 per share that expire on January 29, 2021. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of December 31, 2016, the debt discount on the note was fully amortized. Amortization of the debt discount on the note for the year ended December 31, 2016 was $10,500.

During the year ended December 31, 2016, the note principal was repaid. Accrued and unpaid interest on the note at December 31, 2016 was $1,911.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 9, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $45,000. In addition the employee is to be issued stock options as follows:

•	On June 2, 2015, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On June 2, 2016, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On June 2, 2017, the Employee shall receive stock option to purchase 150,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

On April 9, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $65,000. In addition the employee is to be issued stock options as follows:

•	On July 1, 2015, the Employee shall receive stock options to purchase 60,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

•	On July 1, 2016, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On July 1, 2017, the Employee shall receive stock option to purchase 150,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

On April 9, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $50,000. In addition the employee is to be issued stock options as follows:

•	On July 1, 2015, the Employee shall receive stock options to purchase 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On July 1, 2016, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On July 1, 2017, the Employee shall receive stock option to purchase 150,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

The employee left the Company in February of 2016. As a result, 350,000 unvested stock options were cancelled as per the terms of the employment agreement.

On September 1, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $25,000. In addition the employee is to be issued stock options as follows:

•	On February 2, 2016, the Employee shall receive stock options to purchase 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On February 2, 2017, the Employee shall receive stock options to purchase 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
•	On February 2, 2018, the Employee shall receive stock option to purchase 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

On September 9, 2015, the Company agreed to issue 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance to a consultant for media relations. The Company agreed to issue an additional 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance on the 18 month anniversary of the agreement. During the years ended December 31, 2016 and 2015 the Company has expensed $4,444 and $1,111, respectively. As of December 31, 2016 the shares of common stock have not been issued.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. During the years ended December 31, 2016 and 2015 the Company has expensed $19,753 and $30,427, respectively.

On April 5, 2016 the Company entered into a consulting agreement for investor relation services for a monthly retainer of $5,000 per month for the first three months and $7,500 per month thereafter in addition the Company agreed to issue 75,000 shares of common stock payable 15,000 shares due within 10 days and 6,000 shares per month for 10 months commencing on the 3-month anniversary of this agreement. These terms are for a twelve month (12) period and either party may terminate this agreement with a 14-day written notice. On October 10, 2016, the agreement was amended, removing the monthly cash retainer fee. As per the terms of the amendment, the Company will issue the consultant 6,000 shares of common stock on a monthly basis for the remaining term of the agreement. The Company recorded compensation expense relating to the equity portion of the agreement of $69,000 during year ended December 31, 2016.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001.

During the year ended December 31, 2016, the Company issued 308,971 shares for the receipt of gross proceeds of $379,956.

During the year ended December 31, 2016, the Company issued 3,000 shares for the settlement of an outstanding payable of $1,500.

During the year ended December 31, 2016, a related party converted 600,179 warrants into 600,179 shares of common stock and the Company received proceeds of $210,000.

During the year ended December 31, 2016, the Company issued 112,058 shares of common stock and recorded stock-based compensation with a fair value of $132,279 which is included in total stock-based compensation.

NOTE 9 – OPTIONS AND WARRANTS

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For The Year Ended December 31,
	2016		2015
Risk free interest rate	*	%	0.003-0.057%
Dividend yield	*	%	0.00%
Expected volatility	*	%	537%
Expected life in years	*		0.17 - 2.42
Forfeiture Rate	*	%	0.00%

*not applicable

Since the Company has limited trading history, volatility was determined by averaging volatilities of comparable companies.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments that do not qualify to use the simplified method.

The following tables summarize all options grants to employees for the years ended December 31, 2016 and 2015 and the related changes during the years are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2014	150,000	$0.50
Granted	1,710,000	0.18
Exercised	—	—
Cancelled/Forfeited	(150,000)	0.50
Balance at December 31, 2015	1,710,000	0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(350,000)	0.14
Balance at December 31, 2016	1,360,000	$0.18

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$.001 - $0.50	1,360,000	2.63	$0.18	770,000	$0.20

During the year ended December 31, 2016, the Company recorded total option expense of $194,482. As of December 31, 2016, the Company has $88,449 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at December 31, 2016 was $1,154,530.

During the year ended December 31, 2015, the Company recorded total option expense of $68,548. As of December 31, 2015, the Company has $272,543 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at December 31, 2015 was $109,780.

The following tables summarize all warrant grants during the years ended December 31, 2016 and 2015 and the related changes during the years are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2014	1,500,000	$0.35
Granted	—	—
Exercised	(285,714)	0.35
Expired	—	—
Balance at December 31, 2015	1,214,286	0.35
Granted	55,000	0.65
Exercised	(600,179)	0.35
Expired	—	—
Balance at December 31, 2016	669,107	$0.37

During the years ended December 31, 2016 and 2015, a related party exercised 600,179 and 285,714 warrants, respectively for cash proceeds of $210,000 and $100,000, respectively.

During the year ended December 31, 2016, as discussed in Note 6 above, the Company issued 30,000 warrants with an exercise price of $1.50 per share that expire January 29, 2021. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 314%, risk free interest rate of 1.33%, and expected life of 5 years with a fair value of $10,500.

During the year ended December 31, 2016, the Company issued 25,000 warrants to a consultant with an exercise price of $1.00 per share that expire May 26, 2018. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 347%, risk free interest rate of 1.33%, and expected life of 2 years with a fair value of $24,653.

NOTE 10 – RELATED PARTIES

On August 22, 2014 the Company entered into an agreement to issue an unsecured convertible promissory note for $500,000 and security purchase agreement for 1,000,000 shares of common stock for $350,000 ($.35 per share), respectively with a related party. The note bears interest at an annual rate of 10% and is payable on or before 12 months from the date of issuance. The Company issued the holder a total of 1,500,000 warrants exercisable at a cashless conversion price of $.35 for a period of 5 years. The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 353%, risk free interest rate of 1.68%, and expected life of 5 years for a fair value of $524,960. The Company allocated $190,800 for the fair value of the convertible note payable. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $190,900 for the fair value of the beneficial conversion feature and $190,900 for the value of the warrants received. As of December 31, 2015, the debt discount on the note was fully amortized. Amortization of the debt discount on the note for the years ended December 31, 2016 and 2015 was $0 and $243,724, respectively.

The outstanding principal balance on the note at December 31, 2016 and 2015 was $500,000. Accrued and unpaid interest on the note at December 31, 2016 and 2015 was $118,219 and $68,082, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable. As of the date of this report no defaults under the note have been called by the related party investor. See Note 6.

The Company’s President made advances of $600 to the Company during the year ended December 31, 2015 of which $593 was repaid. These amounts are included in due to related party at December 31, 2016 and 2015.

On October 1, 2015 the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of December 31, 2016 and 2015 the Company accrued rent of $22,500 and $7,500, respectively under the lease agreement and is included in due to related party at December 31, 2016 and 2015. Rent expense under the lease for the years ended December 31, 2016 and 2015 was $15,000 and $7,500, respectively.

On July 1, 2016 the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of December 31, 2016 the Company accrued rent of $15,000 under the lease agreement and is included in due to related party at December 31, 2016. Rent expense under the lease for year ended December 31, 2016 was $15,000.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants that expire January 29, 2021. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of December 31, 2016, the Company amortized $10,500 and accrued interest of $1,911, respectively and fully paid off the note principal (See Note 6).

In February, 2016, the Company President advanced the Company an additional $7,500. These amounts were repaid as of December 31, 2016.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the years ended December 31, 2016 and 2015, the Company recorded rent expense of $12,000 and $23,500, respectively. As of December 31, 2016 and 2015, the Company accrued rent of $28,000 and $23,500, respectively due to the Company’s president and is included in due to related party at December 31, 2016 and 2015.

As of December 31, 2016 and December 31, 2015 the Company owed its President accrued salary of $188,000 and $38,200, respectively.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities at a later date in April 2017. An employee of the Company is a member of the board of directors and a founding member of the Church.

NOTE 11 – SUBSEQUENT EVENTS

On March 20, 2017, the Company entered into an agreement with the Church to provide social media services. The agreement is for two years and the Company will be compensated $10,000 monthly along with performance based compensation as further outlined in the agreement. An employee of the Company is a member of the board of directors and a founding member of the Church.

