Form 10-Q
period 2017-03-31
Bang Holdings Corp.
filed 2017-05-22
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2017, there were 23,389,572 shares of common stock issued and outstanding.

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

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$106,214	$244,968
Prepaid expenses	14,696	10,789
Inventory, net of allowance of $72,332	-	-

TOTAL CURRENT ASSETS	120,910	255,757

FURNITURE AND EQUIPMENT, Net	4,761	4,056

TOTAL ASSETS	$125,671	$259,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$56,017	$63,957
Accrued expenses	152,714	136,230
Accrued payroll and related expenses	241,670	211,599
Loan payable	6,500	6,500
Due to related party	55,000	65,507
Convertible notes payable	85,000	85,000
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,096,901	1,068,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,389,572 and 23,342,572 shares issued and outstanding, respectively	2,340	2,336
Additional paid in capital	2,928,917	2,836,375
Accumulated deficit	(3,902,487)	(3,647,691)
TOTAL STOCKHOLDERS' DEFICIENCY	(971,230)	(808,980)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$125,671	$259,813

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE
Sales	$-	$60

COST OF GOODS SOLD
Product costs	-	56
Total Cost of Goods Sold	-	56

Gross Profit	-	4

OPERATING EXPENSES
Sales and marketing	19,892	10,829
Professional fees	20,936	10,416
General and administrative	199,287	195,815
Total Operating Expenses	240,115	217,060

NET LOSS FROM OPERATIONS	(240,115)	(217,056)

OTHER EXPENSES
Interest expense	(14,681)	(14,759)
Total Other Expenses	(14,681)	(14,759)

Net loss before provision for income taxes	(254,796)	(231,815)

Provision for Income Taxes	-	-

NET LOSS	$(254,796)	$(231,815)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - basic and diluted	23,357,625	22,586,691

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,796)	$(231,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	92,546	84,223
Amortization of debt discount	-	1,784
Depreciation expense	342	342
Changes in operating assets and liabilities:
Inventory	-	55
Prepaid expenses	(3,907)	-
Accounts payable, accrued expenses and accrued payroll and related expenses	38,615	49,102
Due to related party - accrued rent	(10,507)	-
Net Cash Used In Operating Activities	(137,707)	(96,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,047)	-
Net Cash Used In Investing Activities	(1,047)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	7,500
Repayments of related party advances	-	(7,500)
Proceeds from loan payable	-	8,000
Proceeds from convertible note - related party	-	30,000
Proceeds from exercise of warrants	-	110,000
Net Cash Provided By Financing Activities		148,000

NET INCREASE / (DECREASE) IN CASH	(138,754)	51,691

CASH AT BEGINNING OF PERIOD	244,968	17,264

CASH AT END OF PERIOD	$106,214	$68,955

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$-	$10,500
Accrued stock-based compensation	$-	$55,260
Prepaid stock based compensation	$-	$19,753
Stock issued for settlement of loan	$-	$1,500

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission ("SEC") on Form 10-K on April 10, 2017.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the three months ended March 31, 2017, the Company has incurred net operating losses and used cash in operations. As of March 31, 2017, the Company has an accumulated deficit of $3,902,487 and used cash in operations of $137,707. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products and services which included the general and administrative expenses associated with its organization and product development.

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

(B) Use of Estimates in Financial Statements

The presentation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these condensed consolidated financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and beneficial conversion features on convertible debt.

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

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incured in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	March 31, 2017	December 31, 2016

Computer equipment	$7,892	$6,845
Website development	-	-
Total	7,892	6,845
Impairments	-	-
Accumulated depreciation	(3,131)	(2,789)
Balance	$4,761	$4,056

Depreciation expense for the three months ended March 31, 2017 and 2016 was $342 and $342, respectively.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. The Company wrote down inventory to net realizable value as of December 31, 2016 and recorded an inventory valuation allowance of $72,332.

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

(G) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2017 and 2016, advertising, marketing and promotion expense was $7,645 and $5,094, respectively.

(H) Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 2,029,107 shares issuable upon the exercise of options and warrants and 1,863,029 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2017. The Company had 1,529,991 shares issuable upon the exercise of options and warrants and 1,448,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2016.

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

(N) Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 on January 1, 2017. The adoption of ASU 2014-15 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

 In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

 In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

 In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

 Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at March 31, 2017 and December 31, 2016 was $50,000. Accrued and unpaid interest on the note at March 31, 2017 and December 31, 2016 was $3,425 and $2,192, respectively.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at March 31, 2017 and December 31, 2016 was $10,000. Accrued and unpaid interest on the note at March 31, 2017 and December 31, 2016 was $674 and $427, respectively.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at March 31, 2017 and December 31, 2016 was $25,000. Accrued and unpaid interest on the note at March 31, 2017 and December 31, 2016 was $1,186 and $569, respectively.  The Company may prepay the note in cash in full according to the following schedule:

0-180 days: 117.5% of principal amount

180-270 days: 115.0% of principal amount

270-360 days: 112.5% of principal amount

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

The outstanding principal balance on the note at March 31, 2017 and December 31, 2016 was $500,000. Accrued and unpaid interest on the note at March 31, 2017 and December 31, 2016 was $130,548 and $118,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2017, the Company issued 47,000 shares of common stock and recorded stock-based compensation with a fair value of $56,334 which is included in total stock-based compensation.

NOTE 6 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees during the three months ended March 31, 2017 and the related change during the period is presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2016	1,360,000	$0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	—	—
Balance at March 31, 2017	1,360,000	$0.18

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price
$.001 - $0.50	1,360,000	1.38	$0.18	870,000	$0.20

During the three months ended March 31, 2017 and 2016, the Company recorded total option expense of $36,212 and $9,210, respectively. As of March 31, 2017, the Company has $43,773 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at March 31, 2017 and December 31, 2016 was $1,129,840 and $1,004,530, respectively.

The following tables summarize all warrant grants during the three months ended March 31, 2017 and the related change during the period is presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2016	669,107	$0.37
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2017	669,107	$0.37

NOTE 7 – RELATED PARTIES

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of March 31, 2017 and December 31, 2016, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at March 31, 2017 and December 31, 2016. Rent expense under the lease for the three months ended March 31, 2017 and 2016 was $0 and $7,500, respectively.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of March 31, 2017 and December 31, 2016, the Company accrued rent of $22,500 and $15,000, respectively, under the lease agreement and is included in due to related party at March 31, 2017 and December 31, 2016. Rent expense under the lease for three months ended March 31, 2017 was $7,500.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the three months ended March 31, 2017 and 2016, the Company recorded rent expense of $0 and $6,000, respectively. During the three months ended March 31, 2017, $18,007 was repaid. As of March 31, 2017 and December 31, 2016, the Company accrued rent of $10,000 and $28,000, respectively due to the Company’s president and is included in due to related party at March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company owed its President accrued salary of $227,000 and $188,000, respectively.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities at a later date in April 2017. An employee of the Company is a member of the board of directors and a founding member of the Church.

On March 20, 2017, the Company entered into an agreement with the Church to provide social media services. The agreement is for two years, starting April 1, 2017, and the Company will be compensated $10,000 monthly along with compensation based on online views and impressions calculated at a cost per thousand (“CPM”) of $10, to be calculated and paid by the Church on a monthly basis. The CPM rate can be modified by the Company, at its sole discretion, every ninety days to reflect prevailing market rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bang Holdings Corp. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Bang Holdings Corp. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on April 10, 2017 for the year ended December 31, 2016 Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Business Overview

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

Financing

On August 22, 2014, the Company entered into a Securities Purchase Agreement with Platinum Partners Liquid Opportunity Master Fund LP (“Platinum”) whereby the Company issued 1,000,000 shares of Common Stock to the Company at $0.35 per share for a purchase price of $350,000. In consideration for Platinum agreeing to purchase the 1,000,000 shares, the Company agreed to issue to Platinum share purchase warrants entitling Platinum the right to acquire 1,500,000 shares of the Company’s Common stock, at $0.35 per share. In October 2014, Platinum purchased the 10% Convertible Debenture for the aggregate amount of $500,000. On September 25, 2015, Platinum exercised 285,714 warrants for cash proceeds of $100,000. On January 26, 2016 the related party exercised 28,581 warrants for cash proceeds of $10,000. On March 16, 2016 the related party exercised 285,714 warrants for cash proceeds of $100,000. The outstanding principal balance on the note at March 31, 2017 was $500,000. Accrued and unpaid interest on the note at March 31, 2017 was $130,548. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenue:

From inception through March 31, 2017, the Company has generated minimal revenues.

Operating Expenses:

We incurred operating expenses of $240,115 for the three months ended March 31, 2017, as compared to $217,060 during the three months ended March 31, 2016, an increase of $23,055. The increase in operating expenses is primarily attributable to an increase of $9,063 in sales and marketing expenses, an increase of $10,520 in professional fees and an increase of $3,472 in general and administrative expenses.

Interest Expense:

Interest expense for the three months ended March 31, 2017 was $14,681, primarily attributable to the Company’s convertible notes. During the three months ended March 31, 2016, the Company recorded interest expense of $14,759.

Net Loss:

We had a net loss of $254,796 for the three months ended March 31, 2017 as compared to $231,815 for the three months ended March 31, 2016, an increase of $22,981. The increase in net loss is primarily due to the increase in operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2017, we had a cash balance of $106,214. We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company.  Therefore, our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $3,902,487 at March 31, 2017 and a net loss of $254,796. The Company has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Working Capital

The following table summarizes total current assets, liabilities and working capital at March 31, 2017, compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$120,910	$255,757	$(134,847)
Current Liabilities	$1,096,901	$1,068,793	$28,108
Working Capital Deficit	$(975,991)	$(813,036)	$(162,955)

At March 31, 2017, we had a working capital deficit of $975,991, as compared to working capital deficit of $813,036 at December 31, 2016, an increase of $162,955.

Net Cash Used In Operating Activities

Net cash used in operating activities of $137,707 during the three months ended March 31, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $38,615, a decrease in accrued rent payable to a related party of $10,507 and loss from operations adjusted by non-cash items totaling $92,888.

Net cash used in operating activities of $96,309 during the three months ended March 31, 2016 consisted primarily of an increase in accounts payable and accrued expenses of $49,102 and loss from operations adjusted by non-cash items totaling $86,349.

Net Cash Used In Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 consisted of the purchase of fixed assets of $1,047. There was no cash used in investing activities during the three months ended March 31, 2016.

Net Cash Provided By Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2017.

Net cash provided by financing activities of $148,000 during the three months ended March 31, 2016 consisted primarily proceeds from related party convertible notes of $30,000, proceeds from the exercise of warrants of $110,000, loan proceeds of $8,000 and proceeds from related party advances of $7,500. In addition the Company repaid related party advances in the amount of $7,500.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Critical Accounting Policies and Estimates

Use of Estimates in Financial Statements

The presentation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and any beneficial conversion features on convertible debt.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 on January 1, 2017. The adoption of ASU 2014-15 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future condensed consolidated financial statements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM I A - RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 01, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On February 01, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On February 28, 2017, the Company issued 572 shares of common stock for professional services and recorded stock based compensation of $858.

On March 01, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On March 05, 2017, the Company issued 10,000 shares of common stock for professional services as per the terms of a consulting agreement entered into during a prior period.

On March 31, 2017, the Company issued 5,928 shares of common stock for professional services and recorded stock based compensation of $8,892.

On March 31, 2017, the Company issued 12,500 shares of common stock for professional services and recorded stock based compensation of $18,750.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended March 31, 2017.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On May 16, 2017, the Company entered into a Social Media Agreement (the “Agreement”) with Bhang Corporation (“Bhang”). Pursuant to the terms of the Agreement, the Company will provide Bhang with social media services, including social media posts, social media post content production and social media monitoring and management. In exchange for these services, the Company will receive a cash payment of $5,000 per month. The term of the Agreement is month to month.

The above description of the Agreement is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein. For further information regarding the terms and conditions of the Agreement, this reference is made to such Agreement, which is filed hereto as Exhibit 10.1 and is incorporated herein by this reference.

ITEM 6. EXHIBITS

Exhibits

10.1	Social Media Agreement between Company and Bhang Corporation, dated May 16, 2017

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANG HOLDINGS CORP.

Date: May 19, 2017	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

