Form 10-Q
period 2017-06-30
Bang Holdings Corp.
filed 2017-08-21
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________.

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

As of August 21, 2017, there were 23,431,684 shares of common stock issued and outstanding.

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

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$27,203	$244,968
Accounts receivable	22,500	—
Prepaid expenses	2,229	10,789

TOTAL CURRENT ASSETS	51,932	255,757

FURNITURE AND EQUIPMENT, Net	7,978	4,056

TOTAL ASSETS	$59,910	$259,813

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$90,350	$63,957
Accrued expenses	167,392	136,230
Accrued payroll and related expenses	286,108	211,599
Loan payable	6,500	6,500
Due to related party	62,500	65,507
Convertible notes payable	85,000	85,000
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,197,850	1,068,793

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,431,684 and 23,342,572 shares issued and outstanding, respectively	2,344	2,336
Additional paid in capital	3,026,187	2,836,375
Accumulated deficit	(4,166,471)	(3,647,691)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,137,940)	(808,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$59,910	$259,813

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE
Advertising sales	$37,500	$—	$37,500	$—
Product sales	—	63	—	123
Total Revenue	37,500	63	37,500	123

COSTS AND OPERATING EXPENSES
Product costs	—	49	—	105
Sales and marketing	32,069	23,330	51,961	34,159
Professional fees	58,029	91,559	78,965	101,975
General and administrative	196,622	124,887	395,909	320,702
Total Costs and Operating Expenses	286,720	239,825	526,835	456,941

NET LOSS FROM OPERATIONS	(249,220)	(239,762)	(489,335)	(456,818)

OTHER EXPENSES
Interest expense	(14,764)	(15,829)	(29,445)	(30,588)
Total Other Expenses	(14,764)	(15,829)	(29,445)	(30,588)

Net loss before provision for income taxes	(263,984)	(255,591)	(518,780)	(487,406)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(263,984)	$(255,591)	$(518,780)	$(487,406)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the year - basic and diluted	23,409,242	22,968,873	23,383,611	22,776,997

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(518,780)	$(487,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	189,820	95,485
Amortization of debt discount	—	4,399
Depreciation expense	978	685
Changes in operating assets and liabilities:
Accounts receivable	(22,500)
Prepaid expenses	8,560	(595)
Accounts payable, accrued expenses and accrued payroll and related expenses	132,064	120,836
Due to related party - accrued rent	(3,007)	—
Net Cash Used In Operating Activities	(212,865)	(266,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(4,900)	—
Net Cash Used In Investing Activities	(4,900)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	—	7,500
Repayments of related party advances	—	(7,500)
Proceeds from loan payable	—	8,000
Proceeds from convertible note - related party	—	30,000
Proceeds from exercise of warrants	—	210,000
Proceeds from sale of securities	—	220,002
Net Cash Provided By Financing Activities	—	468,002

NET INCREASE / (DECREASE) IN CASH	(217,765)	201,406

CASH AT BEGINNING OF PERIOD	244,968	17,264

CASH AT END OF PERIOD	$27,203	$218,670

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$—	$10,500
Accrued stock-based compensation	$—	$55,260
Prepaid stock based compensation	$—	$19,753
Stock issued for settlement of loan	$—	$1,500

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2017

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 10, 2017.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the six months ended June 30, 2017, the Company has incurred net operating losses and used cash in operations. As of June 30, 2017, the Company has an accumulated deficit of $4,166,471 and used cash in operations of $212,865. The company is also in default on the repayment of its convertible note payable of $500,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products and services which included the general and administrative expenses associated with its organization and product development.

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

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	June 30, 2017	December 31, 2016

Computer equipment	$11,745	$6,845
Website development		—
Total	11,745	6,845
Impairments		—
Accumulated depreciation	(3,767)	(2,789)
Balance	$7,978	$4,056

Depreciation expense for the six months ended June 30, 2017 and 2016 was $978 and $685, respectively.

Depreciation expense for the three months ended June 30, 2017 and 2016 was $636 and $343, respectively.

(E) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. The Company wrote down inventory to net realizable value as of December 31, 2016 and recorded an inventory valuation allowance of $72,332. In July 2017, the inventory was sold for $15,000 to a third party.

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

(G) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, the Company’s accounts receivable balance was $22,500 and $0, respectively, and the allowance for doubtful accounts is $0 in each period.

(H) Significant Customers

At June 30, 2017, the Company had two customers representing 100% of the total accounts receivable balance.

For the three and six months ended June 30, 2017, the Company had two customers that represented 80% and 20% of the total revenue.

(I) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2017 and 2016, advertising, marketing and promotion expense was $15,100 and $16,804, respectively. For the three months ended June 30, 2017 and 2016, advertising, marketing and promotion expense was $7,455 and $11,710, respectively.

(J) Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,879,107 shares issuable upon the exercise of options and warrants and 1,900,058 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for six months ended June 30, 2017. The Company had 869,277 shares issuable upon the exercise of options and warrants and 1,443,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for six months ended June 30, 2016.

(L) Stock-Based Compensation

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

(M) Income Taxes

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

(N) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(O) Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

(P) Recent Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at June 30, 2017 and December 31, 2016 was $50,000. Accrued and unpaid interest on the note at June 30, 2017 and December 31, 2016 was $4,671 and $2,192, respectively. The note is currently in default.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at June 30, 2017 and December 31, 2016 was $10,000. Accrued and unpaid interest on the note at June 30, 2017 and December 31, 2016 was $923 and $427, respectively. The note is currently in default.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at June 30, 2017 and December 31, 2016 was $25,000. Accrued and unpaid interest on the note at June 30, 2017 and December 31, 2016 was $1,809 and $569, respectively. The Company may prepay the note in cash in full according to the following schedule:

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

The outstanding principal balance on the note at June 30, 2017 and December 31, 2016 was $500,000. Accrued and unpaid interest on the note at June 30, 2017 and December 31, 2016 was $143,014 and $118,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2017, the Company issued 89,112 shares of common stock and recorded stock-based compensation with a fair value of $120,335 which is included in total stock-based compensation.

NOTE 6 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees during the six months ended June 30, 2017 and the related change during the period is presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2016	1,360,000	$0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(150,000)	0.17
Balance at June 30, 2017	1,210,000	$0.19

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$.001 - $0.50	1,210,000	1.3	$0.19	910,000	$0.19

During the six months ended June 30, 2017 and 2016, the Company recorded total option expense of $69,485 and $14,099, respectively. As of June 30, 2017, the Company has $18,095 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at June 30, 2017 and December 31, 2016 was $1,189,440 and $1,004,530, respectively.

The following tables summarize all warrant grants during the six months ended June 30, 2017 and the related change during the period is presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2016	669,107	$0.37
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2017	669,107	$0.37

NOTE 7 – RELATED PARTIES

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of June 30, 2017 and December 31, 2016, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at June 30, 2017 and December 31, 2016. Rent expense under the lease for the six months ended June 30, 2017 and 2016 was $0 and $15,000, respectively.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of June 30, 2017 and December 31, 2016, the Company accrued rent of $30,000 and $15,000, respectively, under the lease agreement and is included in due to related party at June 30, 2017 and December 31, 2016. Rent expense under the lease for the six months ended June 30, 2017 was $15,000.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the six months ended June 30, 2017 and 2016, the Company recorded rent expense of $0 and $12,000, respectively. During the six months ended June 30, 2017, $18,007 was repaid. As of June 30, 2017 and December 31, 2016, the Company accrued rent of $10,000 and $28,000, respectively due to the Company’s president and is included in due to related party at June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company owed its President accrued salary of $266,000 and $188,000, respectively.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities on April 20, 2017. An employee of the Company is a member of the board of directors and a founding member of the Church.

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

Business Overview

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

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, American Toker, and 4TT/V which cross the social media platforms of Facebook, Twitter, Instagram, SnapChat and YouTube.

4TwentyToday is a digital, multi-platform channel that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of 667,000 users of our network, with a steady growth rate of around three thousand subscribers per week. By continuing to create targeted, quality content for this community on a daily basis 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

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

During the first quarter of 2017, all Bang Vapor digital property - i.e. Facebook and other social media pages, created content, subscriber lists, etc. were transferred to Bang Digital Media. The entire stock of e-cigarette hardware and e-liquid was liquidated for $15,000. Bang Vapor was ultimately dissolved on June 6, 2017.

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

Marketing and Sales

The Company’s marketing strategy is a multi-pronged approach that includes viral marketing strategies, celebrity & social influencer endorsements, affiliate marketing, conventional online advertising and attending tradeshows. During 2016, we spent approximately $100,000 on the creation and growth of Bang Digital Media, the primary social media footprint of Bang Holdings Corp. We employ only one full-time employee who handles all of the Company’s social media accounts, which currently has approximately 1,700,000 subscribers across various social media platforms, including, but not limited to, Facebook, YouTube, Instagram, Twitter and Snapchat.

Viral Marketing: The marketing team aims to produce “hits” through the release of content developed by the company on 4TwentyToday’s “YouTube” and “Facebook” pages, other social media, and our website. A portion of our marketing budget will be allocated to developing viral videos produced by our CEO, Steve Berke. Mr. Berke has had significant successes popularizing YouTube videos in the past, including, “Pot Shop,” which generated approximately 15.1 million views. In addition to Mr. Berke’s YouTube successes, his two campaigns for mayor of Miami Beach received national coverage, including the cover of the New York Times, the cover of the Huffington Post and a 6-page spread in Maxim magazine. Mr. Berke was named one of the top eight comedians to ever run for office by ABC News. We intend to capitalize on his popularity, and reputation as a leading advocate for medical marijuana, through 4TwentyToday, a channel on YouTube and Facebook to promote the Company. Our research has shown there are three distinct user groups in the vapor space; the hardcore vapor, ex-smokers/smokers wanting to replace their nicotine addiction, and marijuana users. Marijuana enthusiasts are familiar with vaping technology and are a niche market that is easy for us to reach.

Celebrity and Social Influencer Endorsements: We will build partnerships with influential social media personalities and celebrities in several key genres to serve as brand ambassadors. Each brand ambassador will have their own affiliate website to sell Bang products and make commissions off of each sale. By giving a unique platform to social media influencers to monetize their followings, Bang Digital Media will be able to help their customers build brand awareness and employ an army of influencers to sell product in the cannabis space.

Plan of Operations

In the twelve month period, we intend to develop our business in the following areas:

●	In July 2017, Bang Vapor liquidated inventory and ceased all operations. Bang’s future in the vapor industry will be entirely managed by Bang Digital Media and focused on content creation, social media and digital marketing.

●	Bang Digital Media entered into an agreement with Elevation Ministries to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ launching in Q2 2017. The two-year contract signed and announced in Q1 2017, will be worth a minimum of $250K and potentially more than a $1 million with bonuses. Bang Digital Media will continue to pursue new clients to coordinate digital strategy, social media management, video production, web development, and other online marketing services.

●	Bang Digital Media is building out a fully automated digital advertising platform, with a projected Q4 2017 launch. The platform allows publishers to always receive the highest price for their advertising space, while advertisers can reach the maximum number of targeted customers, including cannabis customers, at the best price.

Results of Operations

For the three months ended June 30, 2017 and 2016

Revenue:

We generated advertising revenue of $37,500 for the three month period ending June 30, 2017, as compared to revenue of $63 from the sale of products for the comparable three month period ended June 30, 2016.

Costs and Operating Expenses:

We incurred costs and operating expenses of $286,720 for the three months ended June 30, 2017, as compared to $239,825 during the three months ended June 30, 2016, an increase of $46,895. The increase in costs and operating expenses is primarily attributable to an increase of $8,739 in sales and marketing expenses, an increase of $71,735 in general and administrative expenses, offset by a decrease of $33,350 in professional fees. The decrease in our professional fees was due to a decrease in consulting fees of approximately $21,600, primarily related to investor relations services and a decrease in accounting fees of approximately $12,500 during the three months ended June 30, 2017.

Interest Expense:

Interest expense for the three months ended June 30, 2017 was $14,764, primarily attributable to the Company’s convertible notes. During the three months ended June 30, 2016, the Company recorded interest expense of $15,829.

Net Loss:

We had a net loss of $263,984 for the three months ended June 30, 2017 as compared to $255,591 for the three months ended June 30, 2016, an increase of $8,393. The increase in net loss is primarily due to the increase in costs and operating expenses.

For the six months ended June 30, 2017 and 2016

Revenue:

We generated $37,500 in advertising revenue for the six month period ended June 30, 2017, as compared to $123 from the sale of products for the comparable six month period ended June 30, 2016.

Costs and Operating Expenses:

We incurred costs and operating expenses of $526,835 for the six months ended June 30, 2017, as compared to $456,941 during the six months ended June 30, 2016, an increase of $69,894. The increase in costs and operating expenses is primarily attributable to an increase of $17,802 in sales and marketing expenses, an increase of $75,207 in general and administrative expenses, offset by a decrease of $23,010 in professional fees. The increase in general and administrative expense is primarily due to an increase in stock based compensation of approximately $56,000 during the six months ended June 30, 2017.

Interest Expense:

Interest expense for the six months ended June 30, 2017 was $29,445, primarily attributable to the Company’s convertible notes. During the six months ended June 30, 2016, the Company recorded interest expense of $30,588.

Net Loss:

We had a net loss of $518,780 for the six months ended June 30, 2017 as compared to $487,406 for the six months ended June 30, 2016, an increase of $31,374. The increase in net loss is primarily due to the increase in costs and operating expenses.

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

Our primary uses of cash have been for payroll and operating expenses. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

●	Development of a Company website

●	Exploration of potential marketing and advertising opportunities, and

●	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2017, we had a cash balance of $27,203. We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $4,166,471 at June 30, 2017 and a net loss of $518,780 for the six months ended June 30, 2017. The Company has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Working Capital

The following table summarizes total current assets, liabilities and working capital at June 30, 2017, compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$51,932	$255,757	$(203,825)
Current Liabilities	$1,197,850	$1,068,793	$129,057
Working Capital Deficit	$(1,145,918)	$(813,036)	$332,882

At June 30, 2017, we had a working capital deficit of $1,145,918, as compared to working capital deficit of $813,036 at December 31, 2016, an increase of $332,882.

Net Cash Used In Operating Activities

Net cash used in operating activities of $212,865 during the six months ended June 30, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $132,064 and a decrease in accrued rent payable to a related party of $3,007.

Net cash used in operating activities of $266,596 during the six months ended June 30, 2016 consisted primarily of an increase in accounts payable and accrued expenses of $120,836 and loss from operations adjusted by non-cash items totaling $100,569.

Net Cash Used In Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 consisted of the purchase of fixed assets of $4,900. There was no cash used in (provided by) investing activities during the six months ended June 30, 2016.

Net Cash Provided By Financing Activities

There was no cash provided by financing activities during the six months ended June 30, 2017.

Net cash provided by financing activities of $468,002 during the six months ended June 30, 2016 consisted primarily proceeds from related party convertible notes of $30,000, proceeds from the exercise of warrants of $210,000, proceeds of loans payable of $8,000 and proceeds from the private placement of securities of $220,002.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Critical Accounting Policies and Estimates

Use of Estimates in Financial Statements

The presentation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, and stock based compensation.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future condensed consolidated financial statements.

Item 3.	Quantative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4	Controls and Procedures

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

(a)   Evaluation of Disclosure Controls and Procedures

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission (“SEC”) reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2017. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 10, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 01, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On April 22, 2017, the Company issued 10,000 shares of common stock for professional services and recorded stock based compensation of $15,000.

On April 30, 2017, the Company issued 78 shares of common stock for professional services and recorded stock based compensation of $117.

On May 01, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On May 31, 2017, the Company issued 52 shares of common stock for professional services and recorded stock based compensation of $78.

On June 01, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $9,000.

On June 30, 2017, the Company issued 1,482 shares of common stock for professional services and recorded stock based compensation of $2,223.

On June 30, 2017, the Company issued 12,500 shares of common stock for professional services and recorded stock based compensation of $18,750.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved, the manner of the issuance and number of shares issued.. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

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

BANG HOLDINGS CORP.

Date: August 21, 2017	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)