Form 10-Q
period 2017-09-30
Bang Holdings Corp.
filed 2017-11-20
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 20, 2017, there were 23,615,798 shares of common stock issued and outstanding.

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

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$142,943	$244,968
Accounts receivable	32,500	—
Prepaid expenses	2,229	10,789

TOTAL CURRENT ASSETS	177,672	255,757

FURNITURE AND EQUIPMENT, Net	7,283	4,056

TOTAL ASSETS	$184,955	$259,813

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$93,670	$63,957
Accrued expenses	173,952	136,230
Accrued payroll and related expenses	329,098	211,599
Deferred revenue	5,000	—
Loan payable	6,500	6,500
Due to related party	70,000	65,507
Convertible notes payable	85,000	85,000
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,263,220	1,068,793

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,615,798 and 23,342,572 shares issued and outstanding, respectively	2,363	2,336
Additional paid in capital	3,204,980	2,836,375
Accumulated deficit	(4,285,608)	(3,647,691)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,078,265)	(808,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$184,955	$259,813

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE
Advertising sales	$45,000	$—	$82,500	$—
Product sales	—	—	—	123
Sale of obsolete inventory	15,000	—	15,000	—
Total Revenue	60,000	—	97,500	123

COST OF GOODS SOLD
Product costs	—	—	—	105
Total Cost of Goods Sold	—	—	—	105

Gross Profit	60,000	—	97,500	18

OPERATING EXPENSES
Sales and marketing	13,897	22,078	65,858	56,237
Professional fees	25,506	50,024	104,471	151,999
General and administrative	124,809	170,864	520,718	491,566
Total Operating Expenses	164,212	242,966	691,047	699,802

NET LOSS FROM OPERATIONS	(104,212)	(242,966)	(593,547)	(699,784)

OTHER INCOME (EXPENSES)
Interest expense	(14,925)	(20,464)	(44,370)	(51,052)
Total Other Expenses	(14,925)	(20,464)	(44,370)	(51,052)

Net loss before provision for income taxes	(119,137)	(263,430)	(637,917)	(750,836)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(119,137)	$(263,430)	$(637,917)	$(750,836)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the year - basic and diluted	23,507,381	22,968,873	23,425,196	22,930,175

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(637,917)	$(750,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	218,632	130,263
Amortization of debt discount	—	10,500
Depreciation expense	1,673	1,027
Changes in operating assets and liabilities:
Decrease / (increase) in deposits	—	66
Accounts receivable	(32,500)	—
Prepaid expenses	8,560	(593)
Accounts payable, accrued expenses and accrued payroll and related expenses	184,934	253,742
Deferred revenue	5,000	—
Due to related party - accrued rent	4,493	—
Net Cash Used In Operating Activities	(247,125)	(355,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(4,900)	—
Net Cash Used In Investing Activities	(4,900)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	—	14,000
Repayments of related party advances	—	(7,500)
Proceeds from convertible notes	—	60,000
Proceeds from convertible note - related party	—	30,000
Repayments of convertible note - related party	—	(30,000)
Proceeds from exercise of warrants	—	210,000
Proceeds from sale of securities	150,000	310,006
Net Cash Provided By Financing Activities	150,000	586,506

NET INCREASE / (DECREASE) IN CASH	(102,025)	230,675

CASH AT BEGINNING OF PERIOD	244,968	17,264

CASH AT END OF PERIOD	$142,943	$247,939

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$—	$10,500
Prepaid stock based compensation	$—	$19,753
Stock issued for settlement of loan	$—	$1,500

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 10, 2017.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. and Bang Digital Media, Inc. and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern

For the nine months ended September 30, 2017, the Company has incurred net operating losses and used cash in operations. As of September 30, 2017, the Company has an accumulated deficit of $4,285,608 and used cash in operations of $247,125. As of November 15, 2017, the company is also in default on the repayment of its convertible notes payable totaling $585,000. Losses have principally occurred as a result of the substantial resources required for marketing of the Company’s products and services which included the general and administrative expenses associated with its organization and product development.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	September 30, 2017	December 31, 2016

Computer equipment	$11,745	$6,845
Website development		—
Total	11,745	6,845
Impairments		—
Accumulated depreciation	(4,462)	(2,789)
Balance	$7,283	$4,056

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $1,673 and $1,027, respectively.

Depreciation expense for the three months ended September 30, 2017 and 2016 was $695 and $342, respectively.

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

(G)Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company does not provide an allowance for doubtful. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.

(H) Significant Customers

The Company’s business focuses on securing a smaller number of high quality, highly profitable projects, which sometimes results in having a concentration of sales and accounts receivable among a few customers. This concentration is customary among the design and build industry for a company of our size. As we continue to grow and are awarded more projects, this concentration will continue to decrease.

At September 30, 2017, the Company had two customers representing 62% and 38% of the total accounts receivable balance.

At December 31, 2016, the Company had no accounts receivable balance.

For the nine months ended September 30, 2017, the Company had two customers that represented 73% and 27% of the total revenue and for the nine months ended September 30, 2016, the Company had one customers that represented 100% of the total revenue.

(I) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $4,297 and $16,167, respectively. For the nine months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $35,940 and $32,971, respectively.

(J) Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,769,107 shares issuable upon the exercise of options and warrants and 1,937,495 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for nine months ended September 30, 2017. The Company had 969,277 shares issuable upon the exercise of options and warrants and 1,468,571 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for nine months ended September 30, 2016.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at September 30, 2017 and December 31, 2016 was $50,000. Accrued and unpaid interest on the note at September 30, 2017 and December 31, 2016 was $5,932 and $2,192, respectively. The note is currently in default.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at September 30, 2017 and December 31, 2016 was $10,000. Accrued and unpaid interest on the note at September 30, 2017 and December 31, 2016 was $1,175 and $427, respectively. The note is currently in default.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at September 30, 2017 and December 31, 2016 was $25,000. Accrued and unpaid interest on the note at September 30, 2017 and December 31, 2016 was $2,439 and $569, respectively.  The Company may prepay the note in cash in full according to the following schedule:

0-180 days: 117.5% of principal amount

180-270 days: 115.0% of principal amount

270-360 days: 112.5% of principal amount

The note is currently in default.

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

The outstanding principal balance on the note at September 30, 2017 and December 31, 2016 was $500,000. Accrued and unpaid interest on the note at September 30, 2017 and December 31, 2016 was $155,616 and $118,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

NOTE 5 – STOCKHOLDERS’ EQUITY

On August 23, 2017, the Company sold, under a Securities Purchase Agreement (“SPA”), 150,000 shares of common stock, and a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share for a purchase price of $150,000.

During the nine months ended September 30, 2017, the Company issued 273,226 shares of common stock and recorded stock-based compensation with a fair value of $143,975 which is included in total stock-based compensation.

NOTE 6 – OPTIONS AND WARRANTS

The following tables summarize all options grants to employees during the nine months ended September 30, 2017 and the related change during the period is presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2016	1,360,000	$0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(360,000)	0.21
Balance at September 30, 2017	1,000,000	$0.18

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price
$.001 - $0.50	1,000,000	1.3	$0.18	700,000	$0.18

During the nine months ended September 30, 2017 and 2016, the Company recorded total option expense of $74,657 and $18,989, respectively. As of September 30, 2017, the Company has $18,095 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at September 30, 2017 and December 31, 2016 was $824,350 and $1,004,530, respectively.

The following tables summarize all warrant grants during the nine months ended September 30, 2017 and the related change during the period is presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2016	669,107	$0.37
Granted	100,000	0.35
Exercised	—	—
Expired	—	—
Balance at September 30, 2017	769,107	$0.42

Under the SPA of August 23, 2017, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share. These warrants can be exercised at any time on or prior to August 23, 2022. In the event that there is no effective registration statements covering the warrant shares after one year, this warrant may be exercised by means of a “cashless exercise”, as defined in the agreement.

NOTE 7 – RELATED PARTIES

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of September 30, 2017 and December 31, 2016, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at September 30, 2017 and December 31, 2016. Rent expense under the lease for the nine months ended September 30, 2017 and 2016 was $0 and $15,000, respectively.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of September 30, 2017 and December 31, 2016, the Company accrued rent of $37,500 and $15,000, respectively, under the lease agreement and is included in due to related party at September 30, 2017 and December 31, 2016. Rent expense under the lease for the nine months ended September 30, 2017 and 2016 was $22,500 and $7,500, respectively.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the nine months ended September 30, 2017 and 2016, the Company recorded rent expense of $0 and $12,000, respectively. During the nine months ended September 30, 2017, $18,007 was repaid. As of September 30, 2017 and December 31, 2016, the Company accrued rent of $10,000 and $28,000, respectively due to the Company’s president and is included in due to related party at September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company owed its President accrued salary of $305,000 and $188,000, respectively.

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

Business Overview

Bang Holdings Corp was incorporated in the state of Colorado on May 13, 2014. It is a brand management and digital advertising company that provides content and an influencer-based marketing network to the cannabis industry. We are a development-stage company and since our inception we have generated only minimal revenues from business operations.

Bang Holdings Corp wholly owns, Bang Digital Media, a cannabis focused digital media company. Bang Holdings Corp. dissolved a wholly owned subsidiary Bang Vapor, an e-juice company, In July 2017.

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network.

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, AmericanToker and 4TT/V which cross the social media platforms of Facebook, Twitter, Massroots, Instagram, SnapChat and YouTube.

4TwentyToday and AmericanToker are digital, multi-platform channels that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have in excess of 2.6M users of our network, with a steady growth rate of around three thousand subscribers per week. By continuing to create targeted, quality content for this community on a daily basis. 4TwentyToday has, for example, created one of the most actively engaged marijuana pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Using the same skillset, we developed VaporBang – a digital, multi-platform community for vaping enthusiasts. At more than 86,900 strong, one of the largest vaping communities on Facebook. This enables us to carry out beta testing of products to this targeted audience and to develop strong recognition for the Bang brand.

Our most successful post on Facebook in 2016 had 15.6 million views, leading to 1,832,507 “reactions,” 610,000 “shares,” and 164,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products. On Facebook alone between July 2016 and June 2017, Bang Digital Media’s pages accumulated 478.9M impressions, 46.2M engagements, and 65.1M video views.

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

Bang Vapor was a marketer of vaporizer pens and E-liquid for the vaporizer industry, through the use of a razor and razor blade model. “Electronic cigarettes” or “e-cigs” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

Bang Vapor completed its soft launch in the first quarter of 2016. Due to costs involved in meeting the new deeming regulations imposed by the FDA on E-liquid, Bang Vapor will not be sustainable or profitable moving forward. During the first quarter of 2017, all Bang Vapor digital property - i.e. Facebook and other social media pages, created content, subscriber lists, etc. have been transferred to Bang Digital Media.

Trademarks

On April 15, 2015, the Company applied for trademarks for “BANG,” (Ser. No. 86598258 “BANG VAPOR,” (Ser. No. 86598261) and “BANG VAPOR CLUB.” (Ser. No. 86598264). Those trademarks were granted and became officially registered on March 29, 2016.

On April 30, 2016, the Company applied for trademarks for “4TWENTYTODAY” (Ser. No. 87020428). That trademark was granted September 12, 2017.

On April 30, 2016, the Company applied for additional trademarks for “BANG,” (Ser. No. 87020441, Ser. No. 87020455, Ser. No. 87020452, Ser. No 87020456). These first two trademarks were granted and became officially registered on September 5, 2017 and the last 2 trademarks were granted and became officially registered on September 17, 2017.

On January 25, 2017, the Company applied for trademarks for “American Toker,” (Ser. No. 87312970, Ser. No. 87312927, Ser. No. 87312838, Ser. No. 87312795). Those trademarks were granted and became officially registered on January 25t, 2017.

Marketing and Sales

The Company’s marketing strategy is a multi-pronged approach that includes viral marketing strategies, celebrity & social influencer endorsements, affiliate marketing, conventional online advertising and attending tradeshows. During 2016, we spent approximately $100,000 on the creation and growth of Bang Digital Media, the primary social media footprint of Bang Holdings Corp.  We employ only one full-time employee who handles all of the Company’s social media accounts, which currently has approximately 2,600,000 subscribers across various social media platforms, including, but not limited to, Facebook, YouTube, Instagram, and MassRoots.

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

Plan of Operations

We intend to develop our business in the following areas:

●	Bang Digital Media entered into an agreement with Elevation Ministries to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ launching in Q2 2017. The two-year contract signed and announced in Q1 2017, will be worth a minimum of $250K and potentially more than a $1 million with bonuses.

●	Bang Digital Media will continue to pursue new clients to coordinate digital strategy, social media management, video production, web development, and other online marketing services.

●	Bang Digital Media is building out a fully automated digital advertising platform, with a projected Q4 2017 launch. The platform allows publishers to always receive the highest price for their advertising space, while advertisers can reach the maximum number of targeted customers, including cannabis customers, at the best price.

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

Financing

On August 22, 2014, the Company entered into a Securities Purchase Agreement with Platinum Partners Liquid Opportunity Master Fund LP (“Platinum”) whereby the Company issued 1,000,000 shares of Common Stock to the Company at $0.35 per share for a purchase price of $350,000. In consideration for Platinum agreeing to purchase the 1,000,000 shares, the Company agreed to issue to Platinum share purchase warrants entitling Platinum the right to acquire 1,500,000 shares of the Company’s Common stock, at $0.35 per share. In October 2014, Platinum purchased the 10% Convertible Debenture for the aggregate amount of $500,000. On September 25, 2015, Platinum exercised 285,714 warrants for cash proceeds of $100,000. On January 26, 2016 the related party exercised 28,581 warrants for cash proceeds of $10,000. On March 16, 2016 the related party exercised 285,714 warrants for cash proceeds of $100,000. The outstanding principal balance on the note at September 30, 2017 was $500,000. Accrued and unpaid interest on the note at September 30, 2017 was $155,616. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable.

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenue:

We have generated advertising revenue of $45,000 for the three month period ending September 30, 2017 compared to zero revenue of for the comparable three month period ended September 30, 2016.

In July 2017, Bang Vapor liquidated inventory for $15,000 and ceased all operations.

Operating Expenses:

We incurred operating expenses of $164,212 for the three months ended September 30, 2017, as compared to $242,966 during the three months ended September 30, 2016, a decrease of $78,754 The decrease in operating expenses is primarily attributable to a decrease of $8,181 in sales and marketing expenses, a decrease of $46,055 in general and administrative expenses, and a decrease of $24,518 in professional fees. The decrease in sales and marketing is primarily due to a decrease in advertising and promotional expense of $11,870 offset by an increase in web development costs of $3,689. The decrease in general and administrative expense is primarily due to a decrease in payroll and payroll related expenses of $36,334 and a decrease in transfer agent fees of $3,982. The decrease in our professional fess was primarily due to higher consulting fees and accounting fees in 2016. These amounts were higher by $40,015 and $13,095, respectively.

Interest Expense:

Interest expense for the three months ended September 30, 2017 was $14,925, primarily attributable to the Company’s convertible notes. During the three months ended September 30, 2016, the Company recorded interest expense of $20,464 which included the amortization of loan discounts in interest expense.

Net Loss:

We had a net loss of $119,137 for the three months ended September 30, 2017 as compared to $263,430 for the three months ended September 30, 2016, a decrease of $144,293. The decrease in net loss is primarily due increase in revenue and to the decrease in operating expenses.

For the nine months ended September 30, 2017 and 2016

Revenue:

We have generated $82,500 in advertising revenue for the nine month period ended September 30, 2017, as compared to $123 from the sale of vape products for the comparable nine month period ended September 30, 2016.

In July 2017, Bang Vapor liquidated inventory for $15,000 and ceased all operations.

Operating Expenses:

We incurred operating expenses of $691,047 for the nine months ended September 30, 2017, as compared to $699,802 during the nine months ended September 30, 2016, a decrease of $8,755. The decrease in operating expenses is primarily attributable to a decrease of $47,528 in professional fees offset by an increase of $9,621 in sales and marketing expenses and an increase of $29,152 in general and administrative expenses. The decrease in professional fees is primarily due to a decrease in consulting fees of $45,250. The increase in sales and marketing is primarily due to an increase in seminars and conferences of $4,538, an increase in advertising and promotion expense of $2,969, and an increase in web development costs of $1,434. The increase in general and administrative expense is primarily due to an increase of $13,095 in stock options expenses.

Interest Expense:

Interest expense for the nine months ended September 30, 2017 was $44,370, primarily attributable to the Company’s convertible notes. During the nine months ended September 30, 2016, the Company recorded interest expense of $51,052 which included the amortization of loan discounts in interest expense.

Net Loss:

We had a net loss of $637,917 for the nine months ended September 30, 2017 as compared to $750,836 for the nine months ended September 30, 2016, a decrease of $112,919. The decrease in net loss is primarily due increase in revenue and to the decrease in operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2017, we had a cash balance of $142,943. We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company.  Therefore, our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are unable to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $4,285,608 at September 30, 2017 and a net loss of $637,917 for the nine months ended September 30, 2017. The Company has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Working Capital

The following table summarizes total current assets, liabilities and working capital at September 30, 2017, compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$177,672	$255,757	$(78,085)
Current Liabilities	$1,263,220	$1,068,793	$194,427
Working Capital Deficit	$(1,085,548)	$(813,036)	$(272,512)

At September 30, 2017, we had a working capital deficit of $1,085,548, as compared to working capital deficit of $813,036 at December 31, 2016, an increase of $272,512.

Net Cash Used In Operating Activities

Net cash used in operating activities of $247,125 during the nine months ended September 30, 2017 consisted primarily net loss of $637,917, stock based compensation of $218,632 increase in accounts payable and accrued expenses of $184,934. Net cash used in operating activities of $355,831 during the nine months ended September 30, 2016, consisted primarily an increase in accounts payable and accrued expenses of $253,742 and loss from operations adjusted by non-cash items totaling $225,305.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 consisted of the purchase of fixed assets of $4,900. There was no cash investing activities during the nine months ended September 30, 2016.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 consisted of proceeds from the private placement of securities of $150,000. Net cash provided by financing activities of $586,506 during the nine months ended September 30, 2016 consisted primarily of proceeds from related party convertible notes of $30,000, proceeds from the exercise of warrants of $210,000, proceeds of loans payable of $60,000 and proceeds from the private placement of securities of $310,006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission (“SEC”) reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2017. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $5,400.

On August 1, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $5,778.

On August 23, 2017, the Company issued 150,000 shares of common stock and 100,000 warrants for cash proceeds of $150,000.

On August 31, 2017, the Company issued 3,614 shares of common stock for professional services and recorded stock based compensation of $2,168.

On September 1, 2017, the Company issued 6,000 shares of common stock for professional services and recorded stock based compensation of $3,600.

On September 30, 2017, the Company issued 12,500 shares of common stock for professional services and recorded stock based compensation of $5,859.

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

There were no defaults upon senior securities during the quarter ended September 30, 2017.

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

BANG HOLDINGS CORP.

Date: November 20, 2017	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Adam Mutchler
Adam Mutchler, Chief Financial Officer (Principal Financial Officer)