Form 10-K
period 2017-12-31
Bang Holdings Corp.
filed 2018-03-30
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

BANG HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Commission file number: 333-204011

Colorado	46-5707130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 NE Miami Gardens Drive, Suite 208

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2017 was $2,942,555.

At March 30, 2018, 23,598,480 shares of our common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; growth and expansion; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.

From time to time, forward-looking statements also are included in other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

Bang Holdings Corp was incorporated in the state of Colorado on May 13, 2014. It is a brand management and advertising technology company providing content and an influencer-based marketing network to the cannabis industry, along with producing informed access to the multiple markets shaping the greater cannabis community. We are a development-stage company and since our inception we have generated only minimal revenues from business operations.

Bang Holdings Corp wholly owns, Bang Digital Media, Inc., a cannabis focused digital media company. Further, Bang Holdings wholly owns, Bang Technologies Inc., a tech company focused on investing in the research and development of artificial intelligence (A.I.) — specifically with regards to its implementation within the cannabis industry.

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network. The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, AmericanToker and HighOnStocks which cross the social media platforms of Facebook, Instagram, Twitter, SnapChat and YouTube.

4TwentyToday and AmericanToker are digital, multi-platform channels that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have more than 2.7M users of our network, with a steady growth rate of around three thousand subscribers per week. By continuing to create targeted, quality content for this community on a daily basis, 4TwentyToday has, for example, created one of the most actively engaged cannabis pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Our most successful post on Facebook in 2016-2017 had 15.6 million views, leading to 1,832,507 “reactions,” 610,000 “shares,” and 164,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products. On Facebook alone between July 2016 and June 2017, Bang Digital Media’s pages accumulated 478.9M impressions, 46.2M engagements, and 65.1M video views.

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expand the Bang network by more than 30 million users.

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

On January 25, 2017, the Company applied for trademarks for “American Toker,” (Ser. No. 87312970, Ser. No. 87312927, Ser. No. 87312838, Ser. No. 87312795). Those trademarks were granted and became officially registered on January 25, 2017.

Marketing and Sales

The Company’s marketing strategy is a multi-pronged approach that includes viral marketing strategies, celebrity & social influencer endorsements, affiliate marketing, conventional online advertising and attending tradeshows. During 2017, we spent approximately $100,000 on the creation and growth of Bang Digital Media, the primary social media footprint of Bang Holdings Corp.

Viral Marketing: The marketing team aims to produce “hits” through the release of content developed by the Company on 4TwentyToday’s “YouTube” and “Facebook” pages, other social media, and our website. A portion of our marketing budget will be allocated to developing viral videos produced by our CEO, Steve Berke. Mr. Berke has had significant successes popularizing YouTube videos in the past, including, “Pot Shop,” which generated over 15 million views. In addition to Mr. Berke’s YouTube successes, his two campaigns for mayor of Miami Beach received national coverage, including the cover of the New York Times, the cover of the Huffington Post and a 6-page spread in Maxim magazine. Mr. Berke was named one of the top eight comedians to ever run for office by ABC News. We intend to capitalize on his popularity, and reputation as a leading advocate for medical marijuana, through 4TwentyToday, a channel on YouTube and Facebook to promote the Company.

Celebrity and Social Influencer Endorsements: We plan to establish partnerships with influential social media personalities and celebrities in several key genres to serve as brand ambassadors. Each brand ambassador will have their own affiliate website to sell future Bang branded products. By giving a unique platform to social media influencers to monetize their followings, Bang Digital Media will be able to build brand awareness and employ an army of influencers to sell product in order to become a leading brand in the cannabis space.

We intend to develop our business in the following areas:

●

Bang Digital Media entered into an agreement with Elevation Ministries (the “Church”), a non-profit entity founded and controlled by our CEO and two officers of the Company, to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ that launched in Q2 2017. The two-year contract signed and announced in Q1 2017, is expected to generate revenue of a minimum of $240K and potentially more than a $1 million with bonuses if we meet all the incentive targets.

●	Bang Digital Media recently entered into a social media agreement with the Bhang Corporation and with Julian Marley (reggae musician and son of the legendary Bob) along with his JuJu Royal brand of ultra premium cannabis. Bang Digital Media will build on this success model, while continuing to pursue new clients to coordinate digital strategy, social media management, video production, web development, and other online marketing services.

●	Bang Technologies will focus on investing in the research and development of artificial intelligence (A.I.) — specifically with regards to its implementation within the cannabis industry.

Available information

Our website address is www.bangdigitalmedia.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Employees and Independent Contractors

As of March 30, 2018, we have four (4) full time employees and one independent contractor. We have no part time employees.

Over time, we may be required to hire employees or engage independent contractors in order to execute various projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive office and mailing address is 1400 NE Miami Gardens Drive, Ste. 208, North Miami Beach FL 33179. Our telephone number is 305-600-2417. The Company leases this property for $2,500 per month. The term of the lease is effective July 31, 2017 on an annual term, renewable every year at the option of the Company, for ten (10) years. The Company leases this property from William Berke, the father of Steve Berke.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our shares of common stock are quoted on the OTC Pink under the symbol “BXNG”.

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic and our stock is thinly traded.

Quarter Ended	High		Low
December 31, 2017		$0.47		$0.16
September 30, 2017		$1.00		$0. 32
June 30, 2017		$1.40		$0.80
March 31, 2017		$1.94		$1.02
December 31, 2016		$3.86		$1.36
September 30, 2016		$1.75		$1.21
June 30, 2016	$	n/a	$	n/a
March 31, 2016	$	n/a	$	n/a

(b) Holders

According to the records of our transfer agent, as of March 30, 2018 there were approximately 58 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividend Policy

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

d) Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Recent Sales of Unregistered Securities

On November 30, 2017, the Company issued 182 shares of common stock for professional services and recorded stock based compensation of $46.

On December 31, 2017, the Company issued 12,500 shares of common stock for professional services and recorded stock based compensation of $2,025.

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

Business Overview

Bang Holdings Corp was incorporated in the state of Colorado on May 13, 2014. It is a brand management and advertising technology company providing content and an influencer-based marketing network to the cannabis industry, along with producing informed access to the multiple markets shaping the greater cannabis community. We are a development-stage company and since our inception we have generated only minimal revenues from business operations.

Bang Holdings Corp wholly owns, Bang Digital Media, Inc., a cannabis focused digital media company. Further, Bang Holdings, also owns in whole, Bang Technologies Inc., a tech company focused on investing in the research and development of artificial intelligence (A.I.) — specifically with regards to its implementation within the cannabis industry

Bang Digital Media is the hub for all ‘cannabusiness’ related advertising, content creation, technology and marketing. It consists of two divisions, the multi-platform 4TTnetwork, and a network of social media influencers that we call the Green Monkey Network.

The 4TTnetwork is comprised primarily of specifically targeted audiences. These are 4TwentyToday, VaporBang, AmericanToker and HighOnStocks which cross the social media platforms of Facebook, Instagram, Twitter, SnapChat and YouTube.

4TwentyToday and AmericanToker are digital, multi-platform channels that enables us to target advertising for Bang Holdings products and services across social media platforms. We currently have more than 2.7M users of our network, with a steady growth rate of around three thousand subscribers per week. By continuing to create targeted, quality content for this community on a daily basis, 4TwentyToday has, for example, created one of the most actively engaged cannabis pages on Facebook. This has built high levels of trust and goodwill in the community, which will be convertible to revenues once we have reached a critical mass of users.

Our most successful post on Facebook in 2016-2017 had 15.6 million views, leading to 1,832,507 “reactions,” 610,000 “shares,” and 164,000 “comments.” The post was created to build upon our social media footprint related to our business, not specifically towards our products. On Facebook alone between July 2016 and June 2017, Bang Digital Media’s pages accumulated 478.9M impressions, 46.2M engagements, and 65.1M video views.

The ‘Green Monkey Network’ is a network of social media influencers who are open to working as ambassadors in the marijuana industry. These influencers expand the Bang network by more than 30 million users.

Ultimately, the KPI (Key Performance Indicator) of Bang Digital Media is in the direct and expanded growth of our networks. By continuing to grow 4TwentyToday and the ‘Green Monkey Network’ to 100 million users we will have the digital reach to propel marijuana-friendly brands into the spotlight.

Plan of Operations

We intend to develop our business in the following areas:

●

Bang Digital Media entered into an agreement with Elevation Ministries, a non-profit entity founded and controlled by our CEO and two officers of the Company, to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ that launched in Q2 2017. The two-year contract signed and announced in Q1 2017, is expected to generate revenue of a minimum of $240K and potentially more than a $1 million with bonuses if we meet all the incentive targets.

●	Bang Digital Media recently entered into a social media agreement with the Bhang Corporation and with Julian Marley (reggae musician and son of the legendary Bob) along with his JuJu Royal brand of ultra premium cannabis. Bang Digital Media will build on this success model, while continuing to pursue new clients to coordinate digital strategy, social media management, video production, web development, and other online marketing services.

●	Bang Technologies will focus on investing in the research and development of artificial intelligence (A.I.) — specifically with regards to its implementation within the cannabis industry.

Results of Operations

For the years ended December 31, 2017 and 2016

Revenue:

We have generated $163,481 in advertising revenue for the year ended December 31, 2017, as compared to $255 from the sale of vape products for the year ended December 31, 2016. $118,281 of the aggregate advertising revenue generated during the year ended December 31, 2017 was from the Church, a related party. (See Note 10 to the financial statements included elsewhere in this document.)

Bang Vapor, Inc. was dissolved in June 2017. In July 2017, the Company liquidated Bang Vapor’s remaining inventory for $15,000.

Cost of Goods Sold:

The Company wrote down inventory to net realizable value as of December 31, 2016 and recorded a loss on write-off of inventory of $72,332 for the year ended December 31, 2016 in the consolidated statements of operations.

Operating Expenses:

We incurred operating expenses of $811,304 for the year ended December 31, 2017, as compared to $1,051,676 during the year ended December 31, 2016, a decrease of $240,372. The decrease in operating expenses is primarily attributable to a decrease of $31,007 in professional fees and a decrease of $215,040 in general and administrative expenses offset by an increase of $5,675 in sales and marketing expenses. The decrease in professional fees is primarily due to a decrease in consulting fees of $29,042 and a decrease in accounting fees of $15,244 offset by an increase of $21,474 in legal fees. The decrease in general and administrative expense is primarily due to a decrease of $233,182 in stock options expenses and a decrease of $23,750 in SEC filing fees offset by an increase of $55,947 in stock option expense. The increase in sales and marketing is primarily due to an increase in seminars and conferences of $5,568, an increase in advertising and promotion expense of $1,932, partially offset by a decrease in web development costs of $2,505.

Interest Expense:

Interest expense for the year ended December 31, 2017 was $61,707 primarily attributable to the Company’s convertible notes. During the year ended December 31, 2016, the Company recorded interest expense of $65,796.

Net Loss:

We had a net loss of $694,530 for the year ended December 31, 2017 as compared to $1,189,654 for the year ended December 31, 2016, a decrease of $495,124. The decrease in net loss is primarily due to the increase in revenue and to the decrease in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations primarily through the sale of our common stock and loans.

Our primary uses of cash have been for payroll and operating expenses. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

●	Development of a company website

●	Exploration of potential marketing and advertising opportunities, and

●	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2017, we had a cash balance of $75,335. We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our Company. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are unable to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern and Management’s Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $695,000 and net cash used in operations of approximately $315,000 for the year ended December 31, 2017. In addition, the Company has notes payable in default. (See Notes 5 & 6 to the accompanying consolidated financial statements included elsewhere in this document.) These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from the sale of common stock and common stock warrants, convertible debentures, notes payable, exercise of common stock warrants and advertising revenue. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Working Capital

The following table summarizes total current assets, liabilities and working capital at December 31, 2017, compared to December 31, 2016:

	December 31, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$172,116	$255,757	$(83,641)
Current Liabilities	$1,338,283	$1,068,793	$269,490
Working Capital Deficit	$(1,166,167)	$(813,036)	$353,131

At December 31, 2017, we had a working capital deficit of $1,166,167, as compared to a working capital deficit of $813,036 at December 31, 2016, an increase of $353,131.

Net Cash Used In Operating Activities

Net cash used in operating activities of $314,733 during the year ended December 31, 2017 consisted primarily of a net loss of $694,530, stock based compensation of $193,931, an increase in accounts receivable of $7,500, an increase in accounts receivable – related party of $88,281 and an increase in accounts payable and accrued expenses of $257,497.

Net cash used in operating activities of $446,252 during the year ended December 31, 2016 consisted primarily of an increase in accounts payable and accrued expenses of $256,757 and loss from operations adjusted by non-cash items totaling $455,368.

Net Cash Used In Investing Activities

There was $4,900 cash used in investing activities for the purchase of fixed assets during the year ended December 31, 2017 compared to no cash used during the year ended December 31, 2016.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $150,000 during the year ended December 31, 2017 consisted of proceeds from the sale of stock and warrants of $150,000.

Net cash provided by financing activities of $673,956 during the year ended December 31, 2016 consisted primarily of proceeds from convertible notes of $85,000, proceeds from related party convertible notes of $30,000, proceeds from the exercise of warrants of $210,000, proceeds from the private placement of securities of $379,956 and proceeds from related party advances of $7,500. In addition, the Company paid related party convertible notes in the amount of $30,000 and related party advances in the amount of $15,000.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, allowance for doubtful accounts, valuation of deferred tax asset, stock based compensation and any beneficial conversion features on convertible debt.

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

The Company recognizes revenue from advertising transactions when there is persuasive evidence of an arrangement, services have been performed, the sales price is fixed or determinable and collectability is reasonably assured.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principle Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Principle Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Company’s disclosure controls and procedures to cause them to become effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) lack of expertise with complex GAAP and Securities and Exchange Commission (“SEC”) reporting matters and (5) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Principal Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2017. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that do not apply to the Company as a smaller reporting company.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and directors as of March 30, 2018. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Steve Berke	36	President, Chief Executive Officer, Secretary and Director
Adam Mutchler	38	Chief Financial Officer, Chief Operating Officer, Treasurer and Director
William Berke	73	Chief Medical Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Steve Berke was born and raised in North Miami, Florida. He graduated from Yale University in 2003. Steve has been President and Chief Executive Officer (“CEO”) of the Company since May 2014. From 2010 through his engagement with the Company, Steve was a Sales Associate of Condonomics. Inc., a real estate company involved in sales and leasing of properties. In 2004, Mr. Berke was invited to be one of 16 young entrepreneurs on a primetime FOX network television show with Virgin Group CEO, Sir Richard Branson. Having learned the importance of branding and showmanship from his mentor Sir Richard, Mr. Berke began developing his own brand by performing stand-up comedy and creating a YouTube channel, where he produced comedic videos - which now have more than 30 million views.

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

Adam Mutchler graduated from Yale University in 2002. Adam has been the Chief Financial Officer (“CFO”) of the Company since May 2014. From 2012-2013, Adam was a Freelance Producer, Project Manager and Visual Effect Manger for the films “Eden” and “Burned”. In 2012 and 2013, Adam was involved in Project Management for 5D organization. In 2011 and 2012, Adam was a Freelance Producer, Line Producer ad VFX Film and Viral Content for Steve Berke Comedy, Ghost Team One and Sixth World. He produced the feature film comedy Ghost Team One which sold to Paramount Pictures after premiering at the Slamdance Film Festival, and Eden, to be distributed by Voltage Pictures. Past credits include Swimfan, The Station Agent, Serenity and Catch That Kid. Mr. Mutchler leverages his abilities as a storyteller & filmmaker, his knack for viral content, his VFX & technical know-how, along with his ability to build and lead world-class teams in all his projects and endeavors.

William Berke is a licensed family physician and has practiced medicine for more than 40 years. For 25 of those years, Dr. Berke served as a ring physician for both amateur and professional boxing federations - which included a dozen world championship bouts. He was a volunteer physician for the 1996 and 2000 Olympic Games, and also served on the Florida Governor’s Medical Advisory Committee. He is currently a Senior Medical Examiner for the Federal Aviation Administration where he has served in that role since 1996.

Family Relationships

William Berke and Steve Berke are father and son, respectively. There are no other family relationships among any of our directors or executive officers.

Board Composition and Committees and Director Independence

Our board of directors consists of 3 members: Steve Berke, Adam Mutchler and William Berke. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Steve Berke, Adam Mutchler and William Berke are not qualified as independent directors.

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

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2017 and 2016 by:

●	each person who served as our chief executive officer in 2017 and 2016; and

●	each person who served as our chief financial officer in 2017 and 2016.

We had no other executive officers during any part of fiscal year ended December 31, 2017 or 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Steve Berke, Chief	2016	$156,000		$	—	—	—	$156,000
Executive Officer	2017	$156,000		$	—	—	—	$156,000
Adam Mutchler, Chief	2016	$65,000		$	$47,873	—	—	$112,873
Financial Officer	2017	$65,000		$	$22,222	—	—	$87,222

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

On April 9, 2015, the Company entered into an employment agreement with Adam Mutchler for a period of three years. Pursuant to the terms of the employment agreement, Mr. Mutchler shall receive an annual salary of $65,000 payable every two weeks. On July 1, 2015, he shall be entitled to purchase 60,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. He is also entitled to 100,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share on July 1, 2016. On July 1, 2017, Mr. Mutchler is entitled to 150,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. All options shall be exercisable for two years from the date of issuance and Mr. Mutchler must continue to be employed by the Company in order to be eligible to receive stock options.

On April 9, 2015, the Company entered into an employment agreement with Lee Molloy for a period of three years. Pursuant to the terms of the employment agreement, Mr. Molloy shall receive an annual salary of $45,000 payable every two weeks. On June 2, 2015, he shall be entitled to purchase 100,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. He is also entitled to 100,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share on June 2, 2016. On June 2, 2017, Mr. Molloy is entitled to 150,000 shares of the Company at an exercise price of $0.001 per share and 50,000 shares of the Company at an exercise price of $0.50 per share. All options shall be exercisable for two years from the date of issuance and Mr. Molloy must continue to be employed by the Company in order to be eligible to receive stock options.

Outstanding Equity Awards as of December 31, 2017

The following table provides information as of December 31, 2017 regarding unexercised stock options and restricted stock outstanding held by Messrs. Berke and Mutchler.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Adam Mutchler	100,000	—	—	$0.001	07/01/18	—	—	—	—
Adam Mutchler	150,000	—	—	$0.001	07/01/19	—	—	—	—
Adam Mutchler	50,000	—	—	$0.50	07/01/18	—	—	—	—
Adam Mutchler	50,000	—	—	$0.50	07/01/19	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information as of March 30, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

The following table is based upon 23,598,480 shares outstanding as of March 30, 2018:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)
Named Executive Officers and Directors:
Steve Berke, Chief Executive Officer, President and Director (1)	12,322,434	52.15
Adam Mutchler, Chief Financial Officer and Director (2)	350,000	1.46
William Berke, Director (3)	250,000	1.06

Executive Officers and Directors as a group (3 persons)	12,922,434	53.89

5% or greater stockholder
Balance Holdings (4)	3,500,000	14.83

Balance Labs (5)	500,000	2.12

Zenith Equity Holdings (6)	3,000,000	12.71

Bulldog Capital, LLC (7)	3,857,105	15.12

(1)	Including (i) 12,292,434 shares of Common Stock and (ii) an aggregate of 30,000 shares of Common Stock issuable upon the exercise of the warrants held by such holder.

(2)	Including (i) an aggregate of 350,000 shares of Common Stock issuable upon the exercise of the options held by such holder.

(3)	William Berke is the father of Steve Berke.

(4)	Michael D. Farkas has investing and dispositive power of shares beneficially owned by Balance Holdings.

(5)	Michael D. Farkas has investing and dispositive power of shares beneficially owned by Balance Labs.

(6)	Michael I. Bernstein has investing and dispositive power of shares beneficially owned by Zenith Equity Holdings.

(7)	Including an aggregate of 1,909,198 shares of Common Stock upon the conversion of notes held by such holder. Alam Berke, the mother of Steve Berke, has investing and dispositive power of shares beneficially owned by Bulldog Capital, LLC

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

The outstanding principal balance on the note at December 31, 2017 and 2016 was $500,000. Accrued and unpaid interest on the note at December 31, 2017 and 2016 was $168,219 and $118,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable. See Note 6 to the accompanying consolidated financial statements included elsewhere in this document. The note was purchased from the original investor by a company controlled by our CEO’s mother, Alam Berke during 2017.

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at its option had the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of December 31, 2017 and 2016, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at December 31, 2017 and 2016. Rent expense under the lease for the years ended December 31, 2017 and 2016 was $0 and $15,000, respectively.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of December 31, 2017 and 2016, the Company accrued rent of $45,000 and $15,000, respectively, under the lease agreement and is included in due to related party at December 31, 2017 and 2016. Rent expense under the lease for year ended December 31, 2017 and 2016 was $30,000 and $15,000, respectively.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, is due on January 29, 2017 and is convertible into common stock at the discretion of the holder. In addition, the Company agreed to issue 30,000 warrants that expire January 29, 2021. In addition, the note may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of December 31, 2017, the Company amortized $10,500 and accrued interest of $1,911, respectively and fully paid off the note principal. See Note 6 to the accompanying consolidated financial statements included elsewhere in this document.

In February, 2016, the Company’s President advanced the Company an additional $7,500. These amounts were repaid as of December 31, 2017.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the years ended December 31, 2017 and 2016, the Company recorded rent expense of $0 and $12,000, respectively. As of December 31, 2017 and 2016, the Company accrued rent of $10,000 and $28,000, respectively, and is included in due to related party at December 31, 2017 and 2016.

As of December 31, 2017 and December 31, 2016, the Company owed its President accrued salary of $344,000 and $188,000, respectively.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities on April 20, 2017. The Company’s CEO and director Steve Berke, CFO and director Adam Mutchler, Chief Marketing Officer Lee Molloy along with William Berke, director and Alam Berke, the parents of Steve Berke, are members of the board of directors of the Church. In addition, the Church’s facilities are housed in a property owned by a Company controlled by Steve Berke and William and Alam Berke.

On March 20, 2017, the Company entered into an agreement with the Church to provide social media services. The agreement is for two years, starting April 1, 2017, and the Company will be compensated $10,000 monthly along with compensation based on online views and impressions (the “performance based compensation”) calculated at a cost per thousand (“CPM”) of $10, to be calculated and paid by the Church on a monthly basis. The CPM rate can be modified by the Company, at its sole discretion, every ninety days to reflect prevailing market rates. During the year ended December 31, 2017, the Company recorded revenue of $118,281 related to the agreement which included performance based compensation of $28,281. These sales are included in advertising sales – related party in the consolidated statements of operations.  As of December 31, 2017, the Company is reflecting an accounts receivable balance due from the Church of $88,281 and is shown separately on the consolidated balance sheets.

On August 23, 2017, the Company sold, under a Securities Purchase Agreement (“SPA”), 150,000 shares of common stock, and a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share for a purchase price of $150,000 to a company controlled by our CEO’s mother, Alam Berke.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2017 and 2016, fees for audit and audit related services were as follows:

	2017	2016

Audit Fees	$34,381	$43,588
Audit Related Fees	—	—
Tax Fees	1,500	1,000
All Other Fees	—	—
Total Fees	$35,881	$44,588

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

Exhibit Number		Description

3.1		Articles of Incorporation of Bang Holding Corp. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement filed on Form S-1 filed with the SEC on May 8, 2015).
3.2		Bylaws of Bang Holding Corp. (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement filed on Form S-1 filed with the SEC on May 8, 2015).
10.1		Employment Agreement, by and between the Company and Lee Molloy (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 8, 2015).
10.2		Employment Agreement, by and between the Company and Adam Mutchler (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 26, 2016).
10.3		Employment Agreement by and between the Company and Stian Roenning (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 26, 2016).
10.4		Employment Agreement by and between the Company and Angie Hargot (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 26, 2016).
10.5		Services Agreement by and between the Company and Elevation Ministries, dated March 20, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s annual report on Form 10-K filed with the SEC on April 10, 2017).
10.6 *		Property Lease Agreement, dated July 1, 2017
31.1 *		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANG HOLDINGS CORP.

Date: March 30, 2018	By:	/s/ Steve Berke
Steve Berke
Chief Executive Officer, President and Chairman of the Board

Date: March 30, 2018		/s/ Adam Mutchler
Adam Mutchler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Berke	Chief Executive Officer, President, and Chairman of the Board	March 30, 2018
Steve Berke	(Principal Executive Officer)

/s/ Adam Mutchler	Chief Financial Officer, Director	March 30, 2018
Adam Mutchler	(Principal Financial Officer)

/s/ William Berke	Director	March 30, 2018
William Berke

BANG HOLDINGS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Bang Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bang Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of approximately $694,000, a working capital deficit of approximately $1,166,000 and an accumulated deficit of approximately $4,342,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015.

Boynton Beach, Florida

March 30, 2018

BANG HOLDINGS, CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$75,335	$244,968
Accounts receivable	7,500	-
Accounts receivable – related party	88,281	-
Prepaid expenses	1,000	10,789

TOTAL CURRENT ASSETS	172,116	255,757

FURNITURE AND EQUIPMENT, Net	6,588	4,056

TOTAL ASSETS	$178,704	$259,813

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$98,386	$63,957
Accrued expenses	197,269	136,230
Accrued payroll and related expenses	373,628	211,599
Loan payable	6,500	6,500
Due to related party	77,500	65,507
Convertible notes payable	85,000	85,000
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,338,283	1,068,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,598,480 and 23,342,572 shares issued and outstanding, respectively	2,361	2,336
Additional paid in capital	3,180,281	2,836,375
Accumulated deficit	(4,342,221)	(3,647,691)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,159,579)	(808,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$178,704	$259,813

See accompanying notes to consolidated financial statements

BANG HOLDINGS, CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2017	December 31, 2016

REVENUE
Advertising sales	$45,200	$-
Advertising sales – related party	118,281	-
Product sales	-	255
Sale of obsolete inventory	15,000	-
Total Revenue	178,481	255

COST OF GOODS SOLD
Product costs	-	105
Loss on write-off of inventory	-	72,332
Total Cost of Goods Sold	-	72,437

Gross Profit	178,481	(72,182)

OPERATING EXPENSES
Sales and marketing	87,841	82,166
Professional fees	123,936	154,943
General and administrative	599,527	814,567
Total Operating Expenses	811,304	1,051,676

NET LOSS FROM OPERATIONS	(632,823)	(1,123,858)

OTHER INCOME (EXPENSES)
Interest expense	(61,707)	(65,796)
Total Other Expenses	(61,707)	(65,796)

Net loss before provision for income taxes	(694,530)	(1,189,654)

Provision for Income Taxes	-	-

NET LOSS	$(694,530)	$(1,189,654)

Net loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares outstanding during the year - basic and diluted	23,458,336	23,025,060

See accompanying notes to consolidated financial statements

BANG HOLDINGS, CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional		Total
	Preferred		Common		Paid-in	Accumulated	Stockholders’
	Shares	Par	Shares	Par	Capital	Deficit	Deficiency

Balance December 31, 2015	-	$-	22,318,364	$2,234	$1,545,780	$(2,458,037)	$(910,023)

Stock issued for cash	-	-	308,971	31	379,925	-	379,956

Exercise of common stock warrants	-	-	600,179	60	209,940	-	210,000

Compensation for services	-	-	112,058	11	132,268	-	132,279

Warrants issued for services	-	-	-	-	24,653	-	24,653

Stock option expense	-	-	-	-	194,482	-	194,482

Vesting of accrued stock based compensation	-	-	-	-	337,327	-	337,327

Common stock issued for settlement of payable	-	-	3,000	-	1,500	-	1,500

Discount on convertible note issued as warrants	-	-	-	-	10,500	-	10,500

Net loss	-	-	-	-	-	(1,189,654)	(1,189,654)

Balance December 31, 2016	-	-	23,342,572	2,336	2,836,375	(3,647,691)	(808,980)

Common stock and warrants issued for cash	-	-	150,000	15	149,985	-	150,000

Compensation for services	-	-	105,908	10	114,092	-	114,102

Stock option expense	-	-	-	-	79,829	-	79,829

Net loss	-	-	-	-	-	(694,530)	(694,530)

Balance December 31, 2017	-	$-	23,598,480	$2,361	$3,180,281	$(4,342,221)	$(1,159,579)

See accompanying notes to consolidated financial statements

BANG HOLDINGS, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,530)	$(1,189,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	193,931	371,167
Amortization of debt discount	-	10,500
Depreciation expense	2,368	1,369
Loss on write-off of inventory	-	72,332
Changes in operating assets and liabilities:
Inventory	-	66
Accounts receivable	(7,500)	-
Accounts receivable – related party	(88,281)	-
Prepaid expenses	9,789	(10,789)
Accounts payable, accrued expenses and accrued payroll and related expenses	257,497	256,757
Due to related party - accrued rent	11,993	42,000
Net Cash Used In Operating Activities	(314,733)	(446,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(4,900)	-
Net Cash Used In Investing Activities	(4,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	7,500
Repayments of related party advances	-	(15,000)
Proceeds from loan payable	-	6,500
Proceeds from convertible notes	-	85,000
Proceeds from convertible note - related party	-	30,000
Repayments of convertible note - related party	-	(30,000)
Proceeds from exercise of warrants	-	210,000
Proceeds from sale of securities	150,000	379,956
Net Cash Provided By Financing Activities	150,000	673,956

NET INCREASE / (DECREASE) IN CASH	(169,633)	227,704

CASH AT BEGINNING OF YEAR	244,968	17,264

CASH AT END OF YEAR	$75,335	$244,968

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$-	$10,500
Prepaid stock based compensation	$-	$19,753
Stock issued for settlement of loan	$-	$1,500
Vesting of accrued stock based compensation	$-	$337,327

See accompanying notes to consolidated financial statements

BANG HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

(A) Organization

Bang Holdings Corp. was incorporated in the State of Colorado on May 13, 2014. The Company was organized to develop and sell E-Cigarette products.

Bang Vapor, Inc. was incorporated in the State of Florida on October 27, 2014. The Company was organized to develop and sell E-Cigarette products. Bang Vapor, Inc. was dissolved in June 2017.

Bang Digital Media, Inc. was incorporated in the State of Florida on November 23, 2015. The Company was organized to develop digital and electronic media.

Bang Technologies, Inc. was incorporated in the State of Colorado on March 27, 2018. Bang Technologies will focus on investing in the research and development of artificial intelligence (A.I.) — specifically with regards to its implementation within the cannabis industry.

(B) Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014 through June 7, 2017) and Bang Digital Media, Inc. (from November 23, 2015) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern and Management’s Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $695,000 and net cash used in operations of approximately $315,000 for the year ended December 31, 2017. In addition, the Company has notes payable in default (see Notes 5 & 6). These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from the sale of common stock and common stock warrants, convertible debentures, notes payable and exercise of common stock warrants. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents.

(B) Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, allowance for doubtful accounts, valuation of deferred tax asset, stock based compensation and beneficial conversion features on convertible debt.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2017	December 31, 2016

Computer equipment	$11,745	$6,845
Website development	-	-
Total	11,745	6,845
Impairments	-	-
Accumulated depreciation	(5,157)	(2,789)
Balance	$6,588	$4,056

Depreciation expense for the years ended December 31, 2017 and 2016 was $2,368 and $1,369, respectively.

(E) Inventories

The Company’s inventories consisted entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. The Company wrote down inventory to net realizable value as of December 31, 2016 and recorded an inventory valuation allowance of $72,332 and a loss on write-off of inventory of $72,332 for the year ended December 31, 2016 in the consolidated statements of operations. In July 2017, the inventory was sold for $15,000 to a third party. The Company had no inventory as of December 31, 2017.

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

The Company recognizes revenue from advertising transactions when there is persuasive evidence of an arrangement, services have been performed, the sales price is fixed or determinable and collectability is reasonably assured.

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

At December 31, 2017 the Company had two customers representing 92%, a related party (See Note 10), and 8% of the total accounts receivable balance.

At December 31, 2016, the Company had no accounts receivable balance.

For the year ended December 31, 2017, the Company had two customers that represented 72%, a related party (See Note 10), and 25% of the total advertising revenue and for the year ended December 31, 2016, the Company had one customer that represented 100% of the total revenue.

(I) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2017 and 2016, advertising, marketing and promotion expense was $50,372 and $48,440, respectively.

(J) Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,769,107 shares issuable upon the exercise of options and warrants and 1,974,931 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for year ended December 31, 2017. The Company had 2,029,107 shares issuable upon the exercise of options and warrants and 1,826,407 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for year ended December 31, 2016.

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

(M) Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. The revaluation resulted in a $313,614 reduction in the Company’s net deferred tax asset. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects in its consolidated financial statements as of December 31, 2017. As the Company collects and prepares necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, the SEC, and other standard-setting bodies, it may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	2017	2016
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(261,352)	$(447,667)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	73,990	145,015
Tax rate change	310,140	—
Deferred tax true-up	1,731	21,260
Change in valuation allowance	(124,509)	281,392
Provision for income taxes	$—	$—

The components of deferred income taxes are as follows:

	2017	2016
Deferred income tax asset:
Fixed assets	$—	$2,154
Inventory valuation allowance	—	27,219
Accrued payroll and related expenses - officer	92,596	75,106
Net operating loss carryforwards	547,248	659,874
Valuation allowance	(639,844)	(764,353)
Deferred income taxes	$—	$—

As of December 31, 2017, the Company has a net operating loss carry forward of approximately $2.2 million, and a deferred tax asset related to the timing difference on accrued officer payroll of $365,342 available to offset future taxable income. This results in deferred tax assets of approximately $640,000 as of December 31, 2017. The valuation allowance decreased during the year ended December 31, 2017 by approximately $125,000. Tax returns for the year ended December 31, 2015, 2016 and 2017 remain open to Internal Revenue Service and State audits.

(N) Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenue and shipping and handling costs to customers as cost of revenue.

(O) Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

(P) Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 on January 1, 2017. The adoption of ASU 2014-15 did not materially impact our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our consolidated financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company early adopted this ASU on October 1, 2017, and expects that the adoption of this ASU will not have a material impact on future consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 3 – PREPAID EXPENSES

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. For the year ended December 31, 2016, the Company expensed $19,753 related to the above common stock issuance. The balance in prepaid expenses related to the above common stock issuance was $0 as of December 31, 2016.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), a related party, for usage of the Church’s facilities on April 20, 2017. (See Note 10). The balance in prepaid expenses related to the above pre-payment was $0 and $10,000 as of December 31, 2017 and 2016, respectively.

NOTE 4 – LOAN PAYABLE

The Company entered in an agreement with a third party for a loan for gross proceeds of $6,500. The loan is non-interest bearing and matured in April 2017. The outstanding principal balance on the loan at December 31, 2017 was $6,500.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at December 31, 2017 and December 31, 2016 was $50,000. Accrued and unpaid interest on the note at December 31, 2017 and December 31, 2016 was $8,934 and $2,192, respectively. The note is currently in default.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at December 31, 2017 and December 31, 2016 was $10,000. Accrued and unpaid interest on the note at December 31, 2017 and December 31, 2016 was $1,767 and $427, respectively. The note is currently in default.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at December 31, 2017 and December 31, 2016 was $25,000. Accrued and unpaid interest on the note at December 31, 2017 and December 31, 2016 was $3,519 and $569, respectively.  The Company may prepay the note in cash in full according to the following schedule:

0-180 days: 117.5% of principal amount

180-270 days: 115.0% of principal amount

270-360 days: 112.5% of principal amount

The note is currently in default.

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

The outstanding principal balance on the note at December 31, 2017 and 2016 was $500,000. Accrued and unpaid interest on the note at December 31, 2017 and 2016 was $168,219 and $118,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable. The note was purchased from the original investor by a company controlled by our CEO’s mother, Alam Berke during 2017.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. The Loan bears interest at 10% per annum, became due on January 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $2.00 per share, subject to adjustment. Pursuant to the note agreement, for a period of one year following the Initial Closing Date, the Company shall agree to or not issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion price in effect at such time without the consent of the purchaser, then the conversion price shall be reduced to such lower price. Under ASC 815-40-15, the Company is required to account for convertible debt with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. During 2016, due to the lack of a public market for the Company’s securities, the Company determined that the convertible notes payable were not readily convertible to cash and therefore no derivative liability was recorded.

In addition, the Company agreed to issue 30,000 warrants with an exercise price of $1.50 per share that expire on January 29, 2021. The Company recorded a debt discount of $10,500 for the value of the warrants received. As of December 31, 2016, the debt discount on the note was fully amortized. Amortization of the debt discount on the note for the year ended December 31, 2016 was $10,500.

During the year ended December 31, 2016, the note principal was repaid. Accrued and unpaid interest on the note at December 31, 2017 and 2016 was $1,911.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 9, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $45,000. In addition the employee is to be issued stock options as follows:

●	On June 2, 2015, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On June 2, 2016, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On June 2, 2017, the Employee shall receive stock option to purchase 150,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

On April 9, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $65,000. In addition the employee is to be issued stock options as follows:

●	On July 1, 2015, the Employee shall receive stock options to purchase 60,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On July 1, 2016, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On July 1, 2017, the Employee shall receive stock option to purchase 150,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

On April 9, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $50,000. In addition the employee is to be issued stock options as follows:

●	On July 1, 2015, the Employee shall receive stock options to purchase 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On July 1, 2016, the Employee shall receive stock options to purchase 100,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On July 1, 2017, the Employee shall receive stock option to purchase 150,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

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

On September 1, 2015, the Company entered into an employment agreement with an employee. The agreement is for a period of three years, provides for an annual base salary totaling $25,000. In addition the employee is to be issued stock options as follows:

●	On February 2, 2016, the Employee shall receive stock options to purchase 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On February 2, 2017, the Employee shall receive stock options to purchase 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.50 per share.
●	On February 2, 2018, the Employee shall receive stock option to purchase 50,000 shares of the Bang Holdings Corp. common stock at an exercise price of $0.001 per share, and 50,000 shares of Bang Holdings Corp. common stock at an exercise price of $0.50 per share.

On September 9, 2015, the Company agreed to issue 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance to a consultant for media relations. The Company agreed to issue an additional 10,000 shares of common stock with a fair value of $5,000 ($0.50 per share) the fair value on the date of issuance on the 18 month anniversary of the agreement. During the years ended December 31, 2017 and 2016 the Company has expensed $3,333 and $4,444, respectively.

On November 12, 2015, the Company issued 100,000 shares of common stock with a fair value of $50,000 for a consulting agreement expiring on February 1, 2016. During the years ended December 31, 2017 and 2016 the Company has expensed $0 and $19,753, respectively.

On April 5, 2016 the Company entered into a consulting agreement for investor relation services for a monthly retainer of $5,000 per month for the first three months and $7,500 per month thereafter in addition the Company agreed to issue 75,000 shares of common stock payable 15,000 shares due within 10 days and 6,000 shares per month for 10 months commencing on the 3-month anniversary of this agreement. These terms are for a twelve month (12) period and either party may terminate this agreement with a 14-day written notice. On October 10, 2016, the agreement was amended, removing the monthly cash retainer fee. As per the terms of the amendment, the Company will issue the consultant 6,000 shares of common stock on a monthly basis for the remaining term of the agreement. The Company recorded compensation expense relating to the equity portion of the agreement of $36,000 and $69,000 during years ended December 31, 2017 and 2016, respectively.

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

On August 23, 2017, the Company sold, under a Securities Purchase Agreement (“SPA”), 150,000 shares of common stock, and a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share for a purchase price of $150,000 to a related party. See Note 10.

During the year ended December 31, 2017, the Company issued 105,908 shares of common stock and recorded stock-based compensation with a fair value of $114,102 which is included in total stock-based compensation.

NOTE 9 – OPTIONS AND WARRANTS

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

The following tables summarize all options grants to employees for the years ended December 31, 2017 and 2016 and the related changes during the years are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options

Balance at December 31, 2015	1,710,000	$0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(350,000)	0.14
Balance at December 31, 2016	1,360,000	0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(360,000)	0.21
Balance at December 31, 2017	1,000,000	$0.18

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
$.001 - $0.50	1,00,000	1.05	$0.18	700,000	$0.18

During the year ended December 31, 2017, the Company recorded total option expense of $79,829. As of December 31, 2017, the Company has $8,621 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at December 31, 2017 was $96,600, calculated based on the fair value of the Company’s common stock at December 31, 2017.

During the year ended December 31, 2016, the Company recorded total option expense of $194,482. As of December 31, 2016, the Company has $88,449 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at December 31, 2016 was $1,154,530.

The following tables summarize all warrant grants during the years ended December 31, 2017 and 2016 and the related changes during the years are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants

Balance at December 31, 2015	1,214,286	$0.35
Granted	55,000	0.65
Exercised	(600,179)	0.35
Expired	—	—
Balance at December 31, 2016	669,107	0.37
Granted	100,000	0.35
Exercised	—	—
Expired	—	—
Balance at December 31, 2017	769,107	$0.42

During the year ended December 31, 2016, a related party exercised 600,179 warrants for cash proceeds of $210,000.

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

Under the SPA of August 23, 2017, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share. These warrants can be exercised at any time on or prior to August 23, 2022. In the event that there is no effective registration statement covering the warrant shares after one year, this warrant may be exercised by means of a “cashless exercise”, as defined in the agreement.

NOTE 10 – RELATED PARTIES

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at its option had the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of December 31, 2017 and 2016, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at December 31, 2017 and 2016. Rent expense under the lease for the years ended December 31, 2017 and 2016 was $0 and $15,000, respectively.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of December 31, 2017 and 2016 the Company accrued rent of $45,000 and $15,000, respectively, under the lease agreement and is included in due to related party at December 31, 2017 and 2016. Rent expense under the lease for year ended December 31, 2017 and 2016 was $30,000 and $15,000, respectively.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the years ended December 31, 2017 and 2016, the Company recorded rent expense of $0 and $12,000, respectively. As of December 31, 2017 and 2016, the Company accrued rent of $10,000 and $28,000, respectively due to the Company’s president and is included in due to related party at December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company owed its President accrued salary of $344,000 and $188,000, respectively.

On December 6, 2016, the Company made a pre-payment of $10,000 to a non-profit church (the “Church”), for usage of the Church’s facilities on April 20, 2017. The Company’s CEO and director Steve Berke, CFO and director Adam Mutchler, Chief Marketing Officer Lee Molloy along with William Berke, director and Alam Berke, the parents of Steve Berke, are members of the board of directors of the Church. In addition, the Church’s facilities are housed in a property owned by a Company controlled by Steve Berke and William and Alam Berke.

On March 20, 2017, the Company entered into an agreement with the Church to provide social media services. The agreement is for two years, starting April 1, 2017, and the Company will be compensated $10,000 monthly along with compensation based on online views and impressions (the “performance based compensation”) calculated at a cost per thousand (“CPM”) of $10, to be calculated and paid by the Church on a monthly basis. The CPM rate can be modified by the Company, at its sole discretion, every ninety days to reflect prevailing market rates. During the year ended December 31, 2017, the Company recorded revenue of $118,281 related to the agreement which included performance based compensation of $28,281. These sales are included in advertising sales – related party in the consolidated statements of operations.  As of December 31, 2017, the Company is reflecting an accounts receivable balance due from the Church of $88,281 and is shown separately on the consolidated balance sheets.

On August 23, 2017, the Company sold, under a Securities Purchase Agreement (“SPA”), 150,000 shares of common stock, and a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share for a purchase price of $150,000 to a company controlled by our CEO’s mother, Alam Berke.