Form 10-Q
period 2018-03-31
Bang Holdings Corp.
filed 2018-05-21
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 18, 2018, there were 23,613,580 shares of common stock issued and outstanding.

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

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$60,714	$75,335
Accounts receivable	10,000	7,500
Accounts receivable – related party	38,281	88,281
Prepaid expenses	1,000	1,000

TOTAL CURRENT ASSETS	109,995	172,116

FURNITURE AND EQUIPMENT, Net	5,893	6,588

TOTAL ASSETS	$115,888	$178,704

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$99,071	$98,386
Accrued expenses	207,800	197,269
Accrued payroll and related expenses	411,973	373,628
Loan payable	6,500	6,500
Due to related party	85,000	77,500
Convertible notes payable	85,000	85,000
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,395,344	1,338,283

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,613,580 and 23,598,480 shares issued and outstanding, respectively	2,362	2,361
Additional paid in capital	3,196,333	3,180,281
Accumulated deficit	(4,478,151)	(4,342,221)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,279,456)	(1,159,579)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$115,888	$178,704

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUE
Advertising sales	$23,500	$-
Advertising sales – related party	30,000	-
Total Revenue	53,500	-

OPERATING EXPENSES
Sales and marketing	12,460	19,892
Professional fees	42,800	20,936
General and administrative	118,069	199,287
Total Operating Expenses	173,329	240,115

NET LOSS FROM OPERATIONS	(119,829)	(240,115)

OTHER EXPENSES
Interest expense	(16,101)	(14,681)
Total Other Expenses	(16,101)	(14,681)

Net loss before provision for income taxes	(135,930)	(254,796)

Provision for Income Taxes	-	-

NET LOSS	$(135,930)	$(254,796)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - basic and diluted	23,599,323	23,357,625

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,930)	$(254,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,053	92,546
Depreciation expense	695	342
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	-
Accounts receivable – related party	50,000	-
Prepaid expenses	-	(3,907)
Accounts payable, accrued expenses and accrued payroll and related expenses	49,561	38,615
Due to related party - accrued rent	7,500	(10,507)
Net Cash Used In Operating Activities	(14,621)	(137,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(1,047)
Net Cash Used In Investing Activities	-	(1,047)

NET DECREASE IN CASH	(14,621)	(138,754)

CASH AT BEGINNING OF PERIOD	75,335	244,968

CASH AT END OF PERIOD	$60,714	$106,214

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing & financing activities:
Debt discount on convertible notes issued in the form of warrants	$-	$10,500
Accrued stock-based compensation	$-	$55,260
Prepaid stock-based compensation	$-	$19,753
Stock issued for settlement of loan	$-	$1,500

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

(B) Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017, and the statement of cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 30, 2018.

(C) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bang Holdings Corp. and its wholly owned subsidiaries Bang Vapor, Inc. (from October 27, 2014 through June 7, 2017) and Bang Digital Media, Inc. (from November 23, 2015) and Bang Technologies, Inc. (from March 27, 2018) and are hereafter referred to as (the “Company’). All intercompany accounts have been eliminated in the consolidation.

(D) Going Concern and Management’s Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $136,000 and net cash used in operations of approximately $15,000 for the three months ended March 31, 2018. In addition, the Company has notes payable in default (see Notes 5 & 6). These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	March 31, 2018	December 31, 2017

Computer equipment	$11,745	$11,745
Website development	-	-
Total	11,745	11,745
Impairments	-	-
Accumulated depreciation	(5,852)	(5,157)
Balance	$5,893	$6,588

Depreciation expense for the three months ended March 31, 2018 and 2017 was $695 and $342, respectively.

(E) Revenue Recognition

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through providing advertising services on a monthly basis.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of March 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

(F) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.

(G) Significant Customers

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

At March 31, 2018 the Company had two customers representing 79%, a related party (See Note 9), and 21% of the total accounts receivable balance.

At December 31, 2017 the Company had two customers representing 92%, a related party (See Note 9), and 8% of the total accounts receivable balance.

For the three months ended March 31, 2018, the Company had three customers that represented 56%, a related party (See Note 9), 33%, and 11% of the total advertising revenue and for the year ended December 31, 2017, the Company had two customer that represented 72% a related party (See Note 9), and 25% of the total revenue.

(H) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2018 and 2017, advertising, marketing and promotion expense was $4,659 and $ 7,645, respectively.

(I) Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,669,107 shares issuable upon the exercise of options and warrants and 2,014,359 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2018. The Company had 2,029,107 shares issuable upon the exercise of options and warrants and 1,863,029 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2017.

(K) Stock-Based Compensation

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

(L) Income Taxes

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

(M) Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02: “Leases (Topic 842)”. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its condensed consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 on January 1, 2018 and expects that the adoption of this ASU could have a material impact on future condensed consolidated financial statements for acquisitions that are not considered to be businesses.

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the effect that ASU 2017-04 will have on the Company’s condensed consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 3 – PREPAID EXPENSES

As of March 31, 2018 and December 31, 2017 the company had a prepaid retainer for legal services of $1,000.

NOTE 4 – LOAN PAYABLE

The Company entered in an agreement with a third party for a loan for gross proceeds of $6,500. The loan is non-interest bearing and matured in April 2017. The outstanding principal balance on the loan at March 31, 2018 and December 31, 2017 was $6,500. The note is currently in default.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at March 31, 2018 and December 31, 2017 was $50,000. Accrued and unpaid interest on the note at March 31, 2018 and December 31, 2017 was $11,153 and $8,934, respectively. The note is currently in default.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at March 31, 2018 and December 31, 2017 was $10,000. Accrued and unpaid interest on the note at March 31, 2018 and December 31, 2017 was $2,211 and $1,767, respectively. The note is currently in default.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at March 31, 2018 and December 31, 2017 was $25,000. Accrued and unpaid interest on the note at March 31, 2018 and December 31, 2017 was $4,628 and $3,519, respectively. The Company may prepay the note in cash in full according to the following schedule:

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

The outstanding principal balance on the note at March 31, 2018 and December 31, 2017 was $500,000. Accrued and unpaid interest on the note at March 31, 2018 and December 31, 2017 was $180,548 and $168,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable. The note was purchased from the original investor by a company controlled by our CEO’s mother, Alam Berke during 2017.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. During the year ended December 31, 2016, the note principal was repaid. Accrued and unpaid interest on the note at March 31, 2018 and December 31, 2017 was $1,911.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001.

During the three months ended March 31, 2018, the Company issued 15,100 shares of common stock and recorded stock-based compensation with a fair value of $10,881 which is included in total stock-based compensation.

NOTE 8 – OPTIONS AND WARRANTS

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

The following tables summarize all options grants to employees for the three months ended March 31, 2018 and the related changes during the period presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options

Balance at December 31, 2017	1,000,000	0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(100,000)	0.25
Balance at March 31, 2018	900,000	$0.17

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$.001 - $0.50	900,000	.91	$0.17	900,000	$0.17

During the three months ended March 31, 2018, the Company recorded total option expense of $5,172. As of March 31, 2018, the Company has $3,448 in stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at March 31, 2018 was $470,400, calculated based on the fair value of the Company’s common stock at March 31, 2018.

During the three months ended March 31, 2017, the Company recorded total option expense of $36,212.

The following tables summarize all warrant grants during the three months ended March 31, 2018 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants

Balance at December 31, 2017	769,107	$0.42
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2018	769,107	$0.42

NOTE 9 – RELATED PARTIES

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at its option had the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of March 31, 2018 and December 31, 2017, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at March 31, 2018 and December 31, 2017. Rent expense under the lease for the three months ended March 31, 2018 and 2017 was $0.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at it option has the right to extend for 10 additional years. As of March 31, 2018 and December 31, 2017 the Company accrued rent of $52,500 and $45,000, respectively, under the lease agreement and is included in due to related party at March 31, 2018 and December 31, 2017. Rent expense under the lease for three months ended March 31, 2018 and 2017 was $7,500 and $7,500, respectively.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the three months ended March 31, 2018 and 2017, the Company recorded rent expense of $0. As of March 31, 2018 and December 31, 2017, the Company accrued rent of $10,000 and $10,000, respectively due to the Company’s president and is included in due to related party at March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company owed its President accrued salary of $383,000 and $344,000, respectively.

On March 20, 2017, the Company entered into an agreement with a non-profit church (the “Church”), a non-profit entity founded and controlled by our CEO and two officers of the Company, to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ that launched in Q2 2017. The agreement is for two years, starting April 1, 2017, and the Company will be compensated $10,000 monthly along with compensation based on online views and impressions (the “performance based compensation”) calculated at a cost per thousand (“CPM”) of $10, to be calculated and paid by the Church on a monthly basis. The CPM rate can be modified by the Company, at its sole discretion, every ninety days to reflect prevailing market rates. During the three months ended March 31, 2018, the Company recorded revenue of $30,000 related to the agreement. These sales are included in advertising sales – related party in the condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the Company is reflecting an accounts receivable balance due from the Church of $38,281 and $88,281, respectively, and is shown separately on the condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bang Holdings Corp. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Bang Holdings Corp. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on March 30, 2018 for the year ended December 31, 2017 Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenue:

We have generated advertising revenue of $53,500 for the three month period ending March 31, 2018 compared to no revenue for the comparable three month period ended March 31, 2017. $30,000 of the aggregate advertising revenue generated during the three months ended March 31, 2018 was from the Church, a related party. (See Note 9 to the financial statements included elsewhere in this document.)

Operating Expenses:

We incurred operating expenses of $173,329 for the three months ended March 31, 2018, as compared to $240,115 during the three months ended March 31, 2017, a decrease of $66,786. The decrease in operating expenses is primarily attributable to a decrease of $7,432 in sales and marketing expenses, a decrease of $81,218 in general and administrative expenses, offset by an increase of $21,864 in professional fees. The decrease in sales and marketing is primarily due to a decrease in advertising and promotional expense of $2,985 and a decrease in seminars and conferences of $3,796. The decrease in general and administrative expense is primarily due to a decrease in stock-based compensation related expenses of $45,454 and a decrease in stock option expense of $31,039. The increase in our professional fees was primarily due to an increase in investor relations of $22,766.

Interest Expense:

Interest expense for the three months ended March 31, 2018 was $16,101, primarily attributable to the Company’s convertible notes. During the three months ended March 31, 2017, the Company recorded interest expense of $14,681 which included the amortization of loan discounts in interest expense.

Net Loss:

We had a net loss of $135,930 for the three months ended March 31, 2018 as compared to $254,796 for the three months ended March 31, 2017, a decrease of $118,866. The decrease in net loss is primarily due to an increase in revenue and a decrease in operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2018, we had a cash balance of $60,714. We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our Company. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are unable to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern and Management’s Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit of 4,478,151 and a working capital deficit of $1,285,349. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $136,000 and net cash used in operations of approximately $15,000 for the three months ended March 31, 2018. In addition, the Company has notes payable in default. (See Notes 5 & 6 to the accompanying condensed consolidated financial statements included elsewhere in this document.) These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Working Capital

The following table summarizes total current assets, liabilities and working capital at March 31, 2018, compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/(Decrease)
Current Assets	$109,995	$172,116	$(62,121)
Current Liabilities	$1,395,344	$1,338,283	$57,061
Working Capital Deficit	$(1,285,349)	$(1,166,167)	$(119,182)

At March 31, 2018, we had a working capital deficit of $1,285,349, as compared to working capital deficit of $1,166,167 at December 31, 2017, an increase of $119,182.

Net Cash Used In Operating Activities

Net cash used in operating activities of $14,621 during the three months ended March 31, 2018 consisted primarily of net loss of $135,930, stock based compensation of $16,053, an increase in accounts payable and accrued expenses of $49,561, and $50,000 decrease in accounts receivable from related parties. Net cash used in operating activities of $137,707 during the three months ended March 31, 2017, consisted primarily of net loss of $254,796, stock based compensation of $92,546 increase in accounts payable and accrued expenses of $38,615.

Net Cash Used In Investing Activities

There were no cash investing activities during the three months ended March 31, 2018. Net cash used in investing activities during the three months ended March 31, 2017 consisted of the purchase of fixed assets of $1,047.

Net Cash Provided By Financing Activities

We had no cash provided by financing activities during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

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

Our significant accounting policies (along with new accounting pronouncements) are summarized in Note 2 of our condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Revenue Recognition

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through providing advertising services on a monthly basis.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of March 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02: “Leases (Topic 842)”. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its condensed consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 on January 1, 2018 and expects that the adoption of this ASU could have a material impact on future condensed consolidated financial statements for acquisitions that are not considered to be businesses.

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the effect that ASU 2017-04 will have on the Company’s condensed consolidated financial position, results of operations and cash flows.

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

ITEM 4 CONTROLS AND PROCEDURES

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 10-K as filed by the Company with the SEC on March 30, 2018.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2018, the Company issued 1,960 shares of common stock for professional services and recorded stock based compensation of $980.

On March 31, 2018, the Company issued 640 shares of common stock for professional services and recorded stock based compensation of $442.

On March 31, 2018, the Company issued 12,500 shares of common stock for professional services and recorded stock based compensation of $8,625.

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

There were no defaults upon senior securities during the quarter ended March 31, 2018.

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

BANG HOLDINGS CORP.

Date: May 21, 2018	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Adam Mutchler
Adam Mutchler, Chief Financial Officer (Principal Financial Officer)

