Form 10-Q
period 2018-06-30
Bang Holdings Corp.
filed 2018-08-20
CIK 1632323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of August 20, 2018, there were 23,607,600 shares of common stock issued and outstanding.

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

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$33,197	$75,335
Accounts receivable	500	7,500
Accounts receivable – related party	48,281	88,281
Prepaid expenses	1,000	1,000

TOTAL CURRENT ASSETS	82,978	172,116

FURNITURE AND EQUIPMENT, Net	5,198	6,588

TOTAL ASSETS	$88,176	$178,704

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$104,457	$98,386
Accrued expenses	230,285	197,269
Accrued payroll and related expenses	456,820	373,628
Loan payable	6,500	6,500
Due to related party	92,500	77,500
Convertible notes payable	85,000	85,000
Convertible notes payable - related party	500,000	500,000

TOTAL CURRENT LIABILITIES	1,475,562	1,338,283

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,626,600 and 23,598,480 shares issued and outstanding, respectively	2,364	2,361
Additional paid in capital	3,207,338	3,180,281
Accumulated deficit	(4,597,088)	(4,342,221)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,387,386)	(1,159,579)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$88,176	$178,704

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE
Advertising sales	$36,000	$37,500	$59,500	$37,500
Advertising sales – related party	30,000	-	60,000	-
Total Revenue	66,000	37,500	119,500	37,500

OPERATING EXPENSES
Sales and marketing	19,967	32,069	32,427	51,961
Professional fees	27,774	58,029	70,574	78,965
General and administrative	120,915	196,622	238,984	395,909
Total Operating Expenses	168,656	286,720	341,985	526,835

NET LOSS FROM OPERATIONS	(102,656)	(249,220)	(222,485)	(489,335)

OTHER EXPENSES
Interest expense	(16,281)	(14,764)	(32,382)	(29,445)
Total Other Expenses	(16,281)	(14,764)	(32,382)	(29,445)

Net loss before provision for income taxes	(118,937)	(263,984)	(254,867)	(518,780)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(118,937)	$(263,984)	$(254,867)	$(518,780)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year - basic and diluted	23,613,948	23,409,242	23,606,674	23,383,611

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,867)	$(518,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,060	189,820
Depreciation expense	1,390	978
Changes in operating assets and liabilities:
Accounts receivable	7,000	(22,500)
Accounts receivable – related party	40,000	-
Prepaid expenses	-	8,560
Accounts payable, accrued expenses and accrued payroll and related expenses	122,279	132,064
Due to related party - accrued rent	15,000	(3,007)
Net Cash Used In Operating Activities	(42,138)	(212,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(4,900)
Net Cash Used In Investing Activities	-	(4,900)

NET DECREASE IN CASH	(42,138)	(217,765)

CASH AT BEGINNING OF PERIOD	75,335	244,968

CASH AT END OF PERIOD	$33,197	$27,203

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

BANG HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

(B) Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and the statement of cash flows for the six months ended June 31, 2018 and 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

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

(D) Going Concern and Management’s Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $255,000 and net cash used in operations of approximately $42,000 for the six months ended June 30, 2018. In addition, the Company has notes payable in default (see Notes 5 & 6). These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Website costs	3 Years

Computer and equipment and website costs consisted of the following:

	June 30, 2018	December 31, 2017

Computer equipment	$11,745	$11,745
Website development	-	-
Total	11,745	11,745
Impairments	-	-
Accumulated depreciation	(6,547)	(5,157)
Balance	$5,198	$6,588

Depreciation expense for the six months ended June 30, 2018 and 2017 was $1,390 and $978, respectively.

Depreciation expense for the three months ended June 30, 2018 and 2017 was $695 and $636, respectively.

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

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

At June 30, 2018 the Company had two customers representing 99%, a related party (See Note 9), and 1% of the total accounts receivable balance.

At December 31, 2017 the Company had two customers representing 92%, a related party (See Note 9), and 8% of the total accounts receivable balance.

For the six months ended June 30, 2018, the Company had three customers that represented 50%, a related party (See Note 9), 30%, and 20% of the total advertising revenue and for the year ended December 31, 2017, the Company had two customers that represented 72% a related party (See Note 9), and 25% of the total revenue.

(H) Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2018 and 2017, advertising, marketing and promotion expense was $16,227 and $ 7,455, respectively.

(I) Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,519,107 shares issuable upon the exercise of options and warrants and 2,052,518 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for six months ended June 30, 2018. The Company had 1,879,107 shares issuable upon the exercise of options and warrants and 1,900,058 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for six months ended June 30, 2017.

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

NOTE 3 – PREPAID EXPENSES

As of June 30, 2018 and December 31, 2017 the company had a prepaid retainer for legal services of $1,000.

NOTE 4 – LOAN PAYABLE

The Company entered in an agreement with a third party for a loan for gross proceeds of $6,500. The loan is non-interest bearing and matured in April 2017. The outstanding principal balance on the loan at June 30, 2018 and December 31, 2017 was $6,500. The note is currently in default.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On July 25, 2016, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $50,000. The note accrues interest at 10% per annum maturing on July 25, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at June 30, 2018 and December 31, 2017 was $50,000. Accrued and unpaid interest on the note at June 30, 2018 and December 31, 2017 was $13,397 and $8,934, respectively. The note is currently in default.

On July 29, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $10,000. The note bears interest at 10% per annum, is due on July 29, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at June 30, 2018 and December 31, 2017 was $10,000. Accrued and unpaid interest on the note at June 30, 2018 and December 31, 2017 was $2,660 and $1,767, respectively. The note is currently in default.

On October 10, 2016, the Company entered in an agreement with a third party for a convertible promissory note for gross proceeds of $25,000. The note bears interest at 10% per annum, is due on October 10, 2017 and is convertible into common stock at the discretion of the holder at a conversion price of $1.50 per share, subject to adjustment. The outstanding principal balance on the note at June 30, 2018 and December 31, 2017 was $25,000. Accrued and unpaid interest on the note at June 30, 2018 and December 31, 2017 was $5,750 and $3,519, respectively. The Company may prepay the note in cash in full according to the following schedule:

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

The outstanding principal balance on the note at June 30, 2018 and December 31, 2017 was $500,000. Accrued and unpaid interest on the note at June 30, 2018 and December 31, 2017 was $193,014 and $168,219, respectively. The Company is currently in default of the note, making the entire unpaid principal and interest due and payable. The note was purchased from the original investor by a company controlled by our CEO’s mother, Alam Berke during 2017.

On January 29, 2016, the Company’s President loaned the Company $30,000 pursuant to a convertible debenture. During the year ended December 31, 2016, the note principal was repaid. Accrued and unpaid interest on the note at June 30, 2018 and December 31, 2017 was $1,911.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001.

During the six months ended June 30, 2018, the Company issued 28,120 shares of common stock and recorded stock-based compensation with a fair value of $18,440 which is included in total stock-based compensation.

NOTE 8 – OPTIONS AND WARRANTS

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

The following tables summarize all options grants to employees for the six months ended June 30, 2018 and the related changes during the period presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options

Balance at December 31, 2017	1,000,000	$0.18
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(250,000)	0.20
Balance at June 30, 2018	750,000	$0.17

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$.001 - $0.50	750,000	.81	$0.17	750,000	$0.17

During the six months ended June 30, 2018, the Company recorded total option expense of $8,620. As of June 30, 2018, the Company has no stock-based compensation related to stock options that is yet to be vested. The intrinsic value of the vested stock options at June 30, 2018 was $392,000, calculated based on the fair value of the Company’s common stock at June 30, 2018.

During the three months ended June 30, 2018, the Company recorded total option expense of $3,448. During the three months ended June 30, 2017, the Company recorded total option expense of $69,485.

The following tables summarize all warrant grants during the six months ended June 30, 2018 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants

Balance at December 31, 2017	769,107	$0.42
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2018	769,107	$0.42

NOTE 9 – RELATED PARTIES

On October 1, 2015, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at its option had the right to extend for 9 additional years. On July 1, 2016, the lease was cancelled and the Company entered into a new lease agreement (see below). As of June 30, 2018 and December 31, 2017, the Company accrued rent of $22,500 and $22,500, respectively under the lease agreement and is included in due to related party at June 30, 2018 and December 31, 2017. Rent expense under the lease for the six months ended June 30, 2018 and 2017 was $0.

On July 1, 2016, the Company entered into a property lease agreement with a Director of the Company and father of the President. The term of the lease is for one year with an annual rent of $30,000 per year. The Company at its option has the right to extend for 10 additional years. As of June 30, 2018 and December 31, 2017 the Company accrued rent of $60,000 and $45,000, respectively, under the lease agreement and is included in due to related party at June 30, 2018 and December 31, 2017. Rent expense under the lease for six months ended June 30, 2018 and 2017 was $15,000 and $15,000, respectively.

Prior to July 1, 2016, the Company leased office space on a month to month basis from the Company president. The monthly rental payment was $2,000 per month. No formal lease existed under the agreement. For the six months ended June 30, 2018 and 2017, the Company recorded rent expense of $0. As of June 30, 2018 and December 31, 2017, the Company accrued rent of $10,000 and $10,000, respectively due to the Company’s president and is included in due to related party at June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company owed its President accrued salary of $422,000 and $266,000, respectively.

On March 20, 2017, the Company entered into an agreement with a non-profit church (the “Church”), a non-profit entity founded and controlled by our CEO and two officers of the Company, to run their digital marketing, social media, and to manage exploitation rights of their ‘Church of Cannabis’ that launched in Q2 2017. The agreement is for two years, starting April 1, 2017, and the Company will be compensated $10,000 monthly along with compensation based on online views and impressions (the “performance based compensation”) calculated at a cost per thousand (“CPM”) of $10, to be calculated and paid by the Church on a monthly basis. The CPM rate can be modified by the Company, at its sole discretion, every ninety days to reflect prevailing market rates. During the six months ended June 30, 2018, the Company recorded revenue of $60,000 related to the agreement. These sales are included in advertising sales – related party in the condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the Company is reflecting an accounts receivable balance due from the Church of $48,281 and $88,281, respectively, and is shown separately on the condensed consolidated balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, one of the company’s consultants agreed to forfeit 19,000 shares of the Company’s common stock due to non-performance of services.

On August 14, 2018, the Company entered into a promissory note for $100,000. The note carries an interest rate of 10% per annum and is due on August 14, 2019.

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

The Company is currently developing a slate of longer form cannabis related video content and Television shows to sell upstream to Television Studios, Networks, and online content hubs like Netflix, Amazon, Apple etc. The Company is currently working with several LA based talent agencies and well-established production companies and producers to move these projects forward. The Company entered into an agreement with The Arcview Group to develop a ‘Shark Tank/The Profit’ style cannabis series on July 14, 2018. The Company believes serialized main stream entertainment with product placement, storytelling and education is a key way to bring in revenues for the company and develop worldwide brands for products in the cannabis industry.

Results of Operations

For the three months ended June 30, 2018 and 2017

Revenue:

We have generated advertising revenue of $66,000 for the three month period ending June 30, 2018 compared to revenue of $37,500 for the comparable three month period ended June 30, 2017. $30,000 of the aggregate advertising revenue generated during the three months ended June 30, 2018 was from the Church, a related party. (See Note 9 to the financial statements included elsewhere in this document.)

Operating Expenses:

We incurred operating expenses of $168,656 for the three months ended June 30, 2018, as compared to $286,720 during the three months ended June 30, 2017, a decrease of $118,064. The decrease in operating expenses is primarily attributable to a decrease of $12,102 in sales and marketing expenses, a decrease of $75,707 in general and administrative expenses, and a decrease of $30,255 in professional fees. The decrease in sales and marketing is primarily due to a decrease in advertising and promotional expense of $12,431 and a decrease in seminars and conferences of $743. The decrease in general and administrative expense is primarily due to a decrease in stock-based compensation related expenses of $56,444 and a decrease in stock option expense of $29,824. The increase in our professional fees was primarily due to a decrease in accounting fees of $21,831.

Interest Expense:

Interest expense for the three months ended June 30, 2018 was $16,281, primarily attributable to the Company’s convertible notes. During the three months ended June 30, 2017, the Company recorded interest expense of $14,764 which included the amortization of loan discounts in interest expense.

Net Loss:

We had a net loss of $118,937 for the three months ended June 30, 2018 as compared to $263,984 for the three months ended June 30, 2017, a decrease of $145,047. The decrease in net loss is primarily due to an increase in revenue and a decrease in operating expenses.

For the six months ended June 30, 2018 and 2017

Revenue:

We have generated advertising revenue of $119,500 for the six month period ending June 30, 2018 compared to revenue of $37,500 for the comparable six month period ended June 30, 2017. $60,000 of the aggregate advertising revenue generated during the six months ended June 30, 2018 was from the Church, a related party. (See Note 9 to the financial statements included elsewhere in this document.)

Operating Expenses:

We incurred operating expenses of $341,985 for the six months ended June 30, 2018, as compared to $526,835 during the six months ended June 30, 2017, a decrease of $184,850. The decrease in operating expenses is primarily attributable to a decrease of $19,534 in sales and marketing expenses, a decrease of $156,925 in general and administrative expenses, and a decrease of $8,391 in professional fees. The decrease in sales and marketing is primarily due to a decrease in advertising and promotional expense of $15,416 and a decrease in seminars and conferences of $4,538. The decrease in general and administrative expense is primarily due to a decrease in stock-based compensation related expenses of $101,897 and a decrease in stock option expense of $60,864. The increase in our professional fees was primarily due to a decrease in accounting fees of $12,076 and a decrease in legal fees of $10,864.

Interest Expense:

Interest expense for the six months ended June 30, 2018 was $32,382, primarily attributable to the Company’s convertible notes. During the six months ended June 30 2017, the Company recorded interest expense of $29,445 which included the amortization of loan discounts in interest expense.

Net Loss:

We had a net loss of $254,867 for the six months ended June 30, 2018 as compared to $518,780 for the six months ended June 30, 2017, a decrease of $263,913. The decrease in net loss is primarily due to an increase in revenue and a decrease in operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2018, we had a cash balance of $33,197. We currently have no material commitments for capital expenditures. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations without further financing. Other than working capital, we presently have no other alternative source of working capital. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our Company. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are unable to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern and Management’s Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit of 4,597,088 and a working capital deficit of $1,392,584. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $255,000 and net cash used in operations of approximately $42,000 for the six months ended June 30, 2018. In addition, the Company has notes payable in default. (See Notes 5 & 6 to the accompanying condensed consolidated financial statements included elsewhere in this document.) These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

Working Capital

The following table summarizes total current assets, liabilities and working capital at June 30, 2018, compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Increase/(Decrease)
Current Assets	$82,978	$172,116	$(89,138)
Current Liabilities	$1,475,562	$1,338,283	$137,279
Working Capital Deficit	$(1,392,584)	$(1,166,167)	$(226,417)

At June 30, 2018, we had a working capital deficit of $1,392,584, as compared to working capital deficit of $1,166,167 at December 31, 2017, an increase of $226,417.

Net Cash Used In Operating Activities

Net cash used in operating activities of $42,138 during the six months ended June 30, 2018 consisted primarily of net loss of $254,867, stock based compensation of $27,060, an increase in accounts payable and accrued expenses of $122,279, and $40,000 decrease in accounts receivable from related parties. Net cash used in operating activities of $212,685 during the six months ended June 30, 2017, consisted primarily of net loss of $518,780, stock based compensation of $189,820 increase in accounts payable and accrued expenses of $132,064.

Net Cash Used In Investing Activities

There were no cash investing activities during the six months ended June 30, 2018. Net cash used in investing activities during the six months ended June 30, 2017 consisted of the purchase of fixed assets of $4,900.

Net Cash Provided By Financing Activities

We had no cash provided by financing activities during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

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

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2018, the Company issued 280 shares of common stock for professional services and recorded stock based compensation of $101.

On May 30, 2018, the Company issued 100 shares of common stock for professional services and recorded stock based compensation of $50.

On June 30, 2018, the Company issued 140 shares of common stock for professional services and recorded stock based compensation of $73.

On June 30, 2018, the Company issued 12,500 shares of common stock for professional services and recorded stock based compensation of $6,500.

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

There were no defaults upon senior securities during the quarter ended June 30, 2018.

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

BANG HOLDINGS CORP.

Date: August 20, 2018	By:	/s/ Steve Berke
Steve Berke, Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Adam Mutchler
Adam Mutchler, Chief Financial Officer (Principal Financial Officer)

